Form 10QSB
period 1996-03-31
PREISS BYRON MULTIMEDIA CO INC
filed 1996-05-15
CIK 919005

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1996


                                     Commission File No 1-13084



                    BYRON PREISS MULTIMEDIA COMPANY, INC.
       (Exact name of small business issuer as specified in its charter)


          New  York                                 13-3676574
(State of Incorporation)                        (I.R.S. Employer
                                                  Identification
                                                  number)

24 West 25th Street
 New York, New York                                       10010
(Address of principal executive offices)                (Zip code)


                               (212) 989-6252
                          (Issuer's telephone number)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES X     NO ___




The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date is 4,261,875 shares of common stock par value $.001 per share as of May 6, 1996.



                              Page 1 of 12  pages

                     BYRON PREISS MULTIMEDIA COMPANY, INC.
                                  FORM 10-QSB



                                     INDEX



PART I    FINANCIAL INFORMATION                                  PAGE


Item 1.   Financial Statements

          Consolidated Balance Sheet as of March 31, 1996          3

          Consolidated Statements of Operations for
          the three months ended March 31, 1996 and 1995           4

          Consolidated Statements of Changes in Shareholders'
          Equity for the three months ended March 31, 1996
          and 1995.                                                5

          Consolidated Statement of Cash Flows for the
          the three  months ended March 31, 1996.                  6

          Notes to Consolidated Financial Statements             7-9



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of  Operations                  10-11



Signatures                                                         12



                              Page 2 of 12 pages

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

             BYRON PREISS MULTIMEDIA COMPANY, INC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                             March 31,
                                                               1996
                                                            -----------
                                                            (unaudited)
                    ASSETS
                    ------
CURRENT ASSETS:
  Cash and Cash equivalents                                $ 2,878,740
  Marketable Securities                                        940,400
  Accounts Receivable                                        1,551,203
  Other current assets                                         244,642
                                                           -----------
     Total current assets                                    5,614,985

PREPUBLICATION COSTS AND RIGHTS PURCHASED, net               3,860,326

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less
  accumulated depreciation of $235,036                         608,589

OTHER ASSETS                                                    41,577
                                                           -----------
     Total assets                                          $10,125,477
                                                           ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    $   607,663
  Deferred income                                            1,191,030
  Other current liabilities                                    735,768
                                                           -----------
     Total current liabilities                               2,534,461

  CUSTOMER DEPOSITS

  DEFERRED INCOME                                               98,735
                                                           -----------
  OTHER LONG-TERM LIABILITIES
     Total liabilities                                       2,633,196
                                                           -----------

SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized
  -0- shares issued and outstanding
  Common stock, 30,000,000 shares authorized,
  4,261,875 shares issued and outstanding,                       4,262
  .001 par value
  Additional paid-in-capital                                10,723,371
  Retained deficit                                          (3,235,352)
                                                           -----------
          Total shareholders' equity                         7,492,281
                                                           -----------
          Total liabilities and shareholders' equity       $10,125,477
                                                           ===========


       The accompanying notes are an integral part of this balance sheet
                              Page 3 of 12 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                 Three Months Ended
                                 March 31,
                                 ------------------------------
                                    1996                1995
                                 ----------          ----------
REVENUE                          $  644,691          $  264,032

COST OF REVENUE                     328,528             207,151
                                 ----------          ----------
     Gross profit                   316,163              56,881

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           875,318             620,440
                                 ----------          ----------
  (Loss from operations)           (559,155)           (563,559)

OTHER INCOME                         53,041              41,800
                                 ----------          ----------
        Net Loss                 $  506,114          $  521,759
                                 ==========          ==========

NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING             $    (0.12)         $    (0.15)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     4,261,875           3,494,738
                                 ==========          ==========




    The accompanying notes are an integral part of these statements.



                              Page 4 of 12 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                   Additional
                         Common     Paid-in        Retained
                          Stock     Capital        Deficit        Total
                         ------    -----------    -----------   ----------
BALANCE,
  December 31, 1995      $4,262    $10,723,371    $(2,729,238)  $7,998,395

Net loss for the
  three months ended
  March 31, 1996                                     (506,114)    (506,114)
                         ------    -----------    -----------   ----------
BALANCE,
  March 31,  1996        $4,262    $10,723,371    $(3,235,352)  $7,492,281
                         ======    ===========    ===========   ==========






        The accompanying notes are an integral part of these statements




                              Page 5 of 12 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31,1996 AND 1995
                                  (Unaudited)

                                                  For the three months ended
                                                            March 31,
                                                  --------------------------
                                                       1996         1995
                                                  --------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                        $  (506,114)   $ (521,759)
  Adjustments to reconcile net loss to net cash provided by operating activities-
    Depreciation and amortization:

 Fixed assets and organizational costs                 22,424        21,901
 Prepublication costs and rights purchased             92,933       153,643
 Changes in operating assets and liabilities-
     Accounts receivable                             (472,772)      602,238
     Other assets                                      69,438        48,391
     Accounts payable and accrued expenses           (283,317)     (450,815)
     Deferred income and customer deposit             524,998       410,089
     Other liabilities                                161,570       302,533
                                                  -----------    ----------
       Net Cash provided by operating activities      390,840       566,221
                                                  -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                     4,515,531            --
  Purchase of marketable securities                (4,473,221)      501,185
  Prepublication costs and rights purchased        (1,296,839)     (829,624)
  Acquisition of fixed assets                         (69,011)      (33,099)
                                                  -----------    ----------
     Net cash used in investing activities         (1,323,540)     (361,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                     5,906,499
                                                  -----------    ----------
     Net cash provided by financing activities                    5,906,499
                                                                 ----------
     Net (decrease) increase in cash and cash
       equivalents                                 (1,714,380)    6,111,182

CASH AND CASH EQUIVALENTS, beginning of period      4,593,120     1,229,045
                                                  -----------    ----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,878,740    $7,340,227
                                                  ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during quarter for-
    Taxes                                         $     7,125    $    4,212
    Interest                                      $       373    $      603

       The accompanying notes are an integral part of these statements.

                              Page 6 of 12 pages

            BYORN PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1996 AND MARCH 31, 1995

1.  FINANCIAL STATEMENTS

The balance sheet as of March 31, 1996 and the related statements of operations, statements of changes in shareholders' equity and statement of cash flows for the periods ended March 31,1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of March 31, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1995 audited financial statements and notes thereto. The results of operations for the three month ended March 31,1996 are not necessarily indicative of the operating results for the full year.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc.

Revenue Recognition

     Copublishing Arrangements -- Revenues related to the development of a CD-ROM titles under copublishing agreements are recorded upon completion and delivery of each title. Revenues from the sale of CD-ROM and book titles to end users are recorded upon shipment.

     Sale of Titles -- Revenues related to the sale of titles not covered by copublishing agreements (which are generally made by distributors) are recorded upon shipment to end users, subject to an appropriate reserve for returns. As at March 31, 1996, the Company maintained a reserve of $522,241 which is included in other current liabilities. Subsequent to the delivery of the titles, the Company does not have any material or significant obligations. In addition, minimum guaranteed sales to distributors are recognized as revenue upon completion and delivery of each title.



                              Page 7 of 12 pages

Equipment and Leasehold Improvements

Equipment is stated at cost. For financial reporting purposes, equipment is being depreciated over five years using the straight-line method. Leasehold improvements will be amortized over the term of the lease for office space, which is four and one half years, or the life of the improvement, whichever is shorter.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Marketable Securities

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") no. 115," Accounting for Certain Investments in Debt and Equity Securities," which require investments in debt and marketable equity securities other than investments accounted for by the equity method to be categorized as either trading, available-for-sale or held-to-maturity which are stated at amortized cost.

Prepublication Costs and Rights Purchased

Prepublication costs are capitalized and represent the time and expense relating to work performed in order to get a working product ready for sale. For financial reporting purposes, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen months.

Rights purchased represent prepaid royalty expenses and relate to contracts between the Company and various third parties which enable the Company to use the said parties' material to create and produce products that contain such material. For financial reporting purposes, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen months.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of prepublication costs or rights purchased may warrant revision or that the remaining balances may not be recoverable, using an estimate of undiscounted cash flows over the remaining life of the related products. The Company's management believes, based on theses continuing analyses, that all capitalized prepublication costs and rights purchased will be fully realized.

Deferred Income

Deferred income primarily represents amounts received under copublishing relationships. These amounts are recorded as deferred income pending the final testing and acceptance of each title.


                              Page 8 of 12 pages

Net Loss Per Weighted
Average Shares Outstanding

Net loss per weighted average shares outstanding is computed based on the weighed average number of common shares outstanding during the period. All common stock equivalents were determined to be antidilutive.

3.  RELATED PARTY TRANSACTIONS

Byron Preiss, a principal shareholder, Director and CEO of the Company, is also the owner and CEO of Byron Preiss Visual Publications ("BPVP"). On January 1, 1995, the Company entered into the Management Services Agreement with BPVP covering the use of certain services, office space, employees and office equipment. The Agreement was subsequently amended to provide for termination on December 31, 1996.




                              Page 9 of 12 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

          Three months ended March 31, 1996 compared to three months ended March 31, 1995

     Net Revenues: The Company did not release any new CD-ROM titles during the first quarter ended March 31, 1996. Nevertheless, Net Revenues increase 144% to $644,691 up from $264,032 reported for the comparable period a year ago. The increase in revenues is primarily the result of increased sales of the Company's back list of CD-ROM 1994 and 1995 titles as well as the sale of recently published books.The Company, under its agreement with Marvel Entertainment Group published three books during the first quarter ended March 31, 1996 including
Daredevil: Predator's Smile, Stan Lee's Riftworld: Odyssey and X-Men: Mutant Empire Book 1 Siege. At this time the Company is planning to release approximately seven more books during the year. In addition, the Company is planning to release approximately sixteen new CD-ROM titles during the year and expects to record the majority of its CD-ROM sales during the third and fourth quarters of 1996. The entertainment software industry is highly seasonal. Product demand typically peaks during the holiday season. Timely releases to meet demand are crucial to success, and delays will result in lost sales during peak times.

     The Cost of Revenues for the quarter ended March 31, 1996 was $328,528 or 51% of Net Revenues as compared to $207,151 or 78% of Net Revenues for the comparable quarter ended March 31, 1995. The improvement is partially due to the fact that all CD-ROM sales were derived from the Company backlist of 1994 and 1995 titles in which all development costs were written off in previous years.

     Selling, General and Administrative Expenses for the quarter ended March 31, 1996 was $875,318 as compared to $620,440 for the comparable period in 1995.

The increase is largely attributable to an increase in salaries and wages ($182,000), principally representing salary increases, advertising ($28,000), as well as a small increase in office and legal expenses ($14,000).

     Other income/expense for the quarter ended March 31, 1995 amounted to $53,041 as compared to interest income of $41,800 for the quarter ended March 31, 1995. Other income is the result of interest earned on a portion of funds invested from the proceeds of a twenty percent investment in the Company by Viacom International Inc. in March 1995. The Company earned the interest from temporary investments in money market accounts and certificates of deposit with a major financial institution and U.S. Treasury Bills.

Liquidity and Capital Resources.

     The Company's balance sheet at March 31, 1996 reflects a liquid and satisfactory condition with cash and cash equivalents and marketable securities totalling $3,819,140 and accounts receivable totalling $1,551,203. Working capital at March 31, 1996 amounted to $3,080,524. Shareholders' equity at March


                              Page 10 of 12 pages

31, 1996 amounted to $7,492,281 and the Company has virtually no debt. The Company's operations from inception, in July 1992, have been funded from (i) the proceeds from loans (which have been fully repaid) (ii) the net proceeds to the Company from its initial public offering, after underwritten commissions and related underwriting expenses of approximately $5 million, of which no proceeds remain, (iii) proceeds from a stock purchase in March 1995 by Viacom of a 20% interest in the Company. (iv)advance royalty and development fees and
(v)to a lesser extend from operations. The Company currently intends in the foreseeable future to continue with its copublishing relationships whereby it receives advance royalty and revenue fees. At this time, the Company believes its existing cash, cash equivalents and marketable securities and anticipated cash flow from operations will be adequate to meet the Company's cash requirements for fiscal 1996.


                              Page 11 of 12 pages

                                   SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              BYRON PREISS MULTIMEDIA COMPANY, INC.



Date:     May 13, 1996        By: /s/ Byron Preiss
                                  Byron Preiss, Chief Executive Officer,
                                  President and Executive Officer



Date:     May 13, 1996        By: /s/ James R. Dellomo
                                  James R. Dellomo, Chief
                                  Financial Officer





                              Page 12 of 12 pages