Form 10KSB/A
period 1995-12-31
PREISS BYRON MULTIMEDIA CO INC
filed 1996-06-04
CIK 919005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

  [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1995 or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ____ to ______

         COMMISSION FILE NUMBER 1-13084


                     BYRON PREISS MULTIMEDIA COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


   New York                                         13-3676574
(STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)


24 West 25th Street, New York, New York                   10010
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

Issuer's telephone number: (212) 989-6252

Securities registered under Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered


Common Stock, par value $.001 per share        Boston Stock Exchange

Redeemable Common Stock Purchase Warrants      Boston Stock Exchange

Securities registered under Section 12(g) of the Act:

       Units, each Unit consisting of two shares of Common Stock and two
                    Redeemable Common Stock Purchase Warrants
                                (Title of class)

                    Common Stock, par value $.001 per share
                                (Title of class)

                   Redeemable Common Stock Purchase Warrants
                                (Title of class)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

THE ISSUER'S REVENUES FOR YEAR ENDED DECEMBER 31, 1995 WERE $6,314,501.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AT MARCH 25, 1996, WAS APPROXIMATELY $12,502,633, COMPUTED BY REFERENCE TO THE CLOSING BID PRICE AS REPORTED ON THE NASDAQ SMALL CAP MARKET ON THAT DATE.

THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF MARCH 25, 1996 WAS 4,261,875. THE NUMBER OF THE ISSUER'S REDEEMABLE COMMON STOCK PURCHASE WARRANTS OUTSTANDING AS OF MARCH 25, 1996 WAS 1,207,500. NONE OF THE ISSUER'S UNITS (EACH UNIT CONSISTING OF TWO SHARES OF COMMON STOCK AND TWO REDEEMABLE COMMON STOCK PURCHASE WARRANTS) WERE OUTSTANDING AS OF MARCH 25, 1996.

DOCUMENTS INCORPORATED BY REFERENCE. PORTIONS OF THE ISSUERS'S PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO
PART III HERETO.

Item 7.  Financial Statements.

The following financial statements are furnished as part of this Annual Report on Form 10-KSB:

Index to Financial Statements                                         Pages

    Report of Independent Public Accountants                            F-1
    Consolidated Balance Sheet as of December 31, 1995                  F-2
    Consolidated Statements of Operations For the Years Ended
       December 31, 1995 and December 31, 1994                          F-3

    Consolidated Statements of Changes in Shareholders' Equity for
       the Years Ended December 31, 1995 and December 31, 1994          F-4

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1995 and December 31, 1994                          F-5

    Notes to Consolidated Financial Statements                          F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Byron Preiss Multimedia Company, Inc.:

We have audited the accompanying consolidated balance sheet of Byron Preiss Multimedia Company, Inc. (a New York corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Byron Preiss Multimedia Company, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

New York, New York
March 15, 1996

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1995


ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                      $ 4,593,120
  Marketable securities                                              982,710
  Accounts receivable                                              1,078,431
  Other current assets                                               315,708
                                                                 -----------
        Total current assets                                       6,969,969

PREPUBLICATION COSTS AND RIGHTS PURCHASED                          2,656,420

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
depreciation of $190,719                                             562,002

OTHER ASSETS                                                          39,949
                                                                 -----------
        Total assets                                             $10,228,340
                                                                 ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $   890,980
  Deferred income                                                    666,032
  Other current liabilities                                          574,198
                                                                 -----------
       Total current liabilities                                   2,131,210

DEFERRED INCOME                                                       98,735
                                                                 -----------
       Total liabilities                                           2,229,945
                                                                 -----------

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized; -0- shares
    issued and outstanding                                                --
  Common stock, 30,000,000 shares authorized;
    4,261,875 shares issued and outstanding, $.001 par value           4,262
  Additional paid-in capital                                      10,723,371
  Retained deficit                                                (2,729,238)
                                                                 -----------

       Total shareholders' equity                                  7,998,395
                                                                 -----------
       Total liabilities and shareholders' equity                $10,228,340
                                                                 ===========

      The accompanying notes are an integral part of this balance sheet.

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                     1995            1994
                                                     ----            ----
NET REVENUES                                     $ 6,314,501      $ 3,108,755

COST OF REVENUES                                   4,440,919        1,867,216
                                                 -----------      -----------
  Gross profit                                     1,873,582        1,241,539

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       3,748,652        2,031,199
                                                 -----------      -----------
  Loss from operations                            (1,875,070)        (789,660)

OTHER INCOME, net                                    333,186           72,428
                                                 -----------      -----------
Net loss                                         $(1,541,884)     $  (717,232)
                                                 ===========      ===========

NET LOSS PER WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    $     (0.38)     $     (0.24)
                                                 ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                4,072,718        2,945,205
                                                 ===========      ===========

       The accompanying notes are an integral part of these statements.

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                           Additional
                                   Common    Paid-in     Retained
                                    Stock    Capital      Deficit       Total
                                    -----    -------      -------       -----
BALANCE, December 31, 1993         $2,200   $      --   $ (470,122)  $ (467,922)

Proceeds from initial public
offering, net                       1,208    4,837,880          --    4,839,088


Issuance of restricted shares           2       13,498          --       13,500

Net loss for the year ended
December 31, 1994                      --           --    (717,232)    (717,232)
                                   ------  ----------- -----------  -----------
BALANCE, December 31, 1994          3,410    4,851,378  (1,187,354)   3,667,434

Proceeds from sale of common
stock, net                            852    5,871,993          --    5,872,845

Net loss for the year ended
December 31, 1995                      --           --  (1,541,884)  (1,541,884)
                                   ------  ----------- -----------  -----------
BALANCE, December 31, 1995         $4,262  $10,723,371 $(2,729,238) $ 7,998,395
                                   ======   ==========  ==========   ==========

       The accompanying notes are an integral part of these statements.

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                        1995             1994
                                                        ----             ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                         $ (1,541,884)    $  (717,232)
  Adjustments to reconcile net loss to net cash
    provided by operating activities-
      Depreciation and amortization:
        Fixed assets and organizational costs           121,970          56,520
        Prepublication costs and rights purchased     3,367,217       1,551,909
      Changes in operating assets and liabilities-
        Accounts receivable                              79,901      (1,282,412)
        Other assets                                   (178,257)       (166,154)
        Accounts payable and accrued expenses           336,095         385,739
        Deferred income and customer deposit           (592,187)        321,954
        Other liabilities                               396,994         268,694
                                                  -------------     -----------
          Net cash provided by operating
            activities                                1,989,849         419,018
                                                  -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                      11,739,810       3,697,737
  Purchase of marketable securities                 (11,248,565)     (4,416,170)
  Prepublication costs and rights purchased          (4,654,363)     (2,562,669)
  Acquisition of fixed assets                          (335,501)       (234,795)
                                                  -------------     -----------
          Net cash used in investing activities      (4,498,619)     (3,515,897)
                                                  -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                               --        (801,166)
  Proceeds from issuance of common stock, net         5,872,845       4,993,458
                                                  -------------     -----------
    Net cash provided by financing activities         5,872,845       4,192,292
                                                  -------------     -----------
    Net increase (decrease) in cash and cash
      equivalents                                     3,364,075       1,095,413

CASH AND CASH EQUIVALENTS, beginning of year          1,229,045         133,632
                                                  -------------     -----------
CASH AND CASH EQUIVALENTS, end of year            $   4,593,120     $ 1,229,045
                                                  =============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Taxes                                         $       9,205     $       729
    Interest                                      $       3,587     $    27,161


       The accompanying notes are an integral part of these statements.

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994


1. ORGANIZATION

Byron Preiss Multimedia Company, Inc. and its subsidiaries (the "Company" or "BPMC") was incorporated in July 1992, to develop and publish interactive multimedia software on CD-ROM ("titles"). The Company's primary strategy is to develop software based on licenses of media products or talents in specific areas with proven consumer, educational, or professional appeal. Its products target the North American consumer, school, library, and small business markets. The Company's products employ interactive multimedia technology designed to make them easy to use. The Company develops and publishes its software on CD-ROMs for use with popular personal computers such as IBM and IBM-compatible PCs as well as for certain titles for use on the Apple Macintosh and Power PC platforms. The Company also publishes other multimedia formats with widespread consumer acceptance in the marketplace. Other products include "on-line" services and audiovisual books that the Company deems commercially viable. In an effort to create unique and refreshing content that can be marketed on a profitable basis, the Company has embarked on a strategy that contemplates vertical integration of developing content through book publishing, which content will migrate to an electronic format.

2. SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. These subsidiaries have had no activity in 1995 and 1994.

Revenue Recognition

    Copublishing Arrangements -- Revenues related to the development of a CD-ROM titles under copublishing agreements are recorded upon completion and delivery of each title. Revenues from the sale of CD-ROM and book titles to end users are recorded upon shipment.

    Sale of Titles -- Revenues related to the sale of titles not covered by copublishing agreements (which are generally made by distributors) are recorded upon shipment to end users, subject to appropriate reserve for returns. As of December 31, 1995, the Company maintained a reserve of $447,632 which is included in other current liabilities. Subsequent to the delivery of the titles, the Company does not have any material or significant obligations. In addition, minimum guaranteed sales to distributors are recognized as revenue upon completion and delivery of each title.

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

Marketable Securities

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which require investments in debt and marketable equity securities, other than investments accounted for by the equity method, to be categorized as either trading, available-for-sale or held-to-maturity. At December 31, 1994 and 1995, the Company has classified all marketable securities as held-to-maturity which are stated at amortized cost.

Prepublication Costs and Rights Purchased

Prepublication costs are capitalized and represent the time and expenses relating to work performed in order to get a working product ready for sale. For financial reporting purposes, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen months.

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

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of prepublication costs or rights purchased may warrant revision or that the remaining balances may not be recoverable, using an estimate of undiscounted cash flows over the remaining life of the related products. The Company's management believes, based on these continuing analyses, that all capitalized prepublication costs and rights purchased will be fully realized.

Deferred Income


Deferred income primarily represents amounts received under copublishing relationships (Note 10). These amounts are recorded as deferred income pending the final testing and acceptance of each title.

Net Loss Per Weighted
Average Shares Outstanding

Net loss per weighted average shares outstanding is computed based on the weighted average number of common shares outstanding during the period. All common stock equivalents were determined to be antidilutive.

Utilization of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets," which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Additionally, the FASB has issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1994, though they may be adopted upon issuance. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

3. RELATED PARTY TRANSACTIONS

Byron Preiss, a principal shareholder and CEO of the Company, is also the owner and CEO of Byron Preiss Visual Publications ("BPVP"). BPVP functions as a book producer, acquiring licenses from authors and institutions. BPMC has purchased several such licenses from BPVP upon terms, including royalties in certain cases, which the Company believes are as favorable as the terms which the Company could have obtained in dealing with unaffiliated parties, and will have the opportunity to purchase additional licenses under similar terms and conditions.

The Company reimburses BPVP for certain itemized expenses, including partial salary reimbursements. Effective January 1, 1995, the Company entered into the Management Services Agreement with BPVP covering the use of certain services, office space, employees and office equipment. The Agreement was subsequently amended to provide for termination on December 31, 1996. Total amounts paid to BPVP for the years ended December 31, 1995 and 1994 were approximately $195,736 and $167,438, respectively. As of December 31, 1995, there were no amounts due BPVP.

4. STOCK PURCHASE

Pursuant to the terms of a Stock Purchase Agreement dated as of March 22, 1995, the Company sold to Viacom International Inc., a subsidiary of Viacom Inc. and an affiliate of Simon & Schuster, Inc.: (i) 852,375 unregistered shares of the Company's common stock (representing an aggregate of approximately 20% of the Company's outstanding common stock), (ii) warrants to purchase an additional 315,000 shares of the Company's common stock at an exercise price of $7.00 each and (iii) an additional warrant (the "additional warrants") to purchase up to an aggregate of a number of shares of common stock equal to, at anytime, 20% of the shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Company's 1993 Stock Option Plan, as such plan may be amended from time to time, and granted to employees not pursuant to any stock option plan, at an exercise price of $7.00 per share of common stock. The total consideration of $5,964,000 was paid in cash.

Pursuant to the terms of the Stock Purchase Agreement, the Company may not pay any cash dividends without the written consent of Viacom.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at December 31, 1995:

             Equipment                                       $589,785
             Furniture and fixtures                            41,845
             Leasehold improvements                           121,091
                                                             --------
                                                              752,721
             Less- Accumulated depreciation                   190,719
                                                             --------

                                                             $562,002
                                                             ========
6. STOCK OPTION PLAN

During 1993, the Company adopted the 1993 stock option plan (the "1993 Plan") which provided for the granting of stock options to employees, officers, directors, consultants and others to purchase up to 260,000 shares of common stock. On June 1, 1995, the shareholders approved an amendment to the 1993 Plan to increase the number of shares of common stock available for issuance, pursuant to the 1993 Plan, by 165,000 shares to a total of 425,000 shares of common stock of the Company.

Options may be either "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, as amended, or nonqualified options. Incentive stock options may be granted only to employees of the Company.

The per share exercise price of the common stock subject to an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of the common stock subject to a nonqualified option may be established by the Board of Directors of the Company, except that the Company will not grant nonqualified options at an exercise price of less than 50% of the fair market value of the common stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, 10% or more of the total combined voting power of all classes of stock of the Company (a "10% Stockholder") will be eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, as determined on the date of grant.

Stock options may not be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by him or by his legal guardian or legal representative. In the event of termination of employment other than by death or for cause, the optionee will have three months after such termination during which he can exercise the option. Upon termination of employment of an optionee by reason of death, his option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination.

No options under the 1993 Plan are permitted to be granted after the tenth anniversary of the effective date of the 1993 Plan. The majority of options granted under the 1993 Plan are five year options and vest equally over three years. All options granted under the Plan provide for the payment of the exercise price in cash or, with the approval of the Board of Directors of the Company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of those methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

Any unexercised option that is terminated, canceled or expires for any reason without being exercised in full may again become available for issuance under the 1993 Plan, unless the 1993 Plan has been terminated.

Shares Under Option
                                         1995                     1994
                                  Shares Under Option      Shares Under Option
                               ------------------------  -----------------------
                               Option Price     Number   Option Price   Number
                                 Per Share    of Shares    Per Share   of Shares
                                 ---------    ---------    ---------   ---------

Balance, beginning of year      $2.18 - $5.50   183,000      $2.18        20,000

       Granted                   5.75 -  7.50    82,000   4.00 -  5.50   163,000

       Canceled                  2.18 -  5.13   (24,000)                      --
                                                -------                  -------
       Balance, end of year     $2.18 - $7.50   241,000  $2.18 - $5.50   183,000
                                                =======                  =======

Any differences between the option price and the fair market value of the common stock at the date of grant of the options have properly been recorded as additional compensation. The Company believes that the $2.18 per share exercise price of the options granted prior to the Offering represented the fair market value for a share of common stock at the time of the grant of these options.

7. INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. At December 31, 1995, deferred taxes consisted of the following:

                Net operating loss carryforwards         $877,000
                Reserve for product returns               192,000
                Other                                     (23,000)
                                                      -----------
                                                        1,046,000
                Valuation reserve                      (1,046,000)
                                                      -----------
                  Net deferred tax asset              $        --
                                                      ===========

The Company has incurred net operating loss carryforwards of approximately $2,000,000 which will begin to expire in 2008 unless utilized or limited. A change in ownership under Section 382 of the Internal Revenue Code (as amended) could significantly limit the future utilization of the Company's net operating losses.

8. COMMITMENTS AND CONTINGENCIES

In November 1993, the Company entered into a lease for office space for a term of four and one half years. The lease requires initial rental payments of $51,970 with annual escalation adjustments of four percent. The Company may cancel this lease effective as of September 30, 1996.

In September 1995, the Company entered into a lease for additional office space which provides for minimum annual lease payments of $48,750 and expires in April 1998. The Company may cancel this lease effective as of September 30, 1996.

Future minimum payments under noncancelable operating leases with terms of one year or more consisted of the following:

                                                     Operating
                                                      Leases

                 1996                                $105,336
                 1997                                 107,599
                 1998                                  36,516
                                                     --------
                   Total lease payments              $249,451
                                                     ========




The Company may be subject to an additional future liability for royalties depending on the sales volume of its titles.


9. EMPLOYMENT AGREEMENT

In April 1994, the Company entered into an Employment Agreement with its chief executive officer. The Employment Agreement, as amended, provides for compensation of $250,000 in 1995; $300,000 in 1996; $350,000 in 1997; and
$350,000 plus such additional amounts as is determined by the Board of Directors in 1998.

10. PUBLISHING AND DISTRIBUTION
AGREEMENTS

Publishing Agreement

In July 1993, the Company entered into a multimedia publishing agreement (the "Microsoft Agreement") with Microsoft to develop six multimedia (CD-ROM) software titles. The Microsoft Agreement identified six titles to be developed with an option for a seventh title, which was exercised in 1994.

In June 1995, the Microsoft Agreement was further amended, whereby the Company regained the rights to publish and distribute three titles. Microsoft paid the Company for all development works on titles completed by the Company prior to the amendment. Microsoft will continue to distribute and support titles previously delivered by the Company.

Distribution Agreements

In June 1994, the Company entered into an agreement with Time Warner Interactive Group ("TWIG") to distribute ten CD-ROM titles in both the U.S. and Canada. Under the agreement, TWIG, after it has accepted the titles, is obligated to commence commercial distribution through its normal distribution channels. TWIG will receive a distribution fee based on the number of copies sold and will arrange for product packaging at the Company's expense. The Company will earn its revenues based on units sold. The Company is responsible for certain marketing costs and providing end user technical support for each title under the agreement.

TWIG has notified the Company that it intends to terminate the Time Warner Agreement on June 17, 1996 in accordance with the terms of such agreement. However, the Company was verbally presented with the opportunity to continue a distribution relationship directly WEA Visual Entertainment.


The Company has had and intends to continue to have discussions with TWIG in connection with the termination of the Time Warner Agreement and related claims by the parties. At this time, management believes, based upon available information, that the outcome of the foregoing matter should not have a material adverse effect on the financial position and results of operations of the Company.

During 1995, Simon & Schuster Interactive Distribution Services ("S&S" Distribution"), a division of Simon & Schuster, Inc., distributed three (3) of the Company's titles without a formal agreement. The Company entered into a Distribution Services Agreement (the "S&S Distribution Agreement"), dated as of January 1, 1996 with S&S Distribution pursuant to which the Company, among other things, granted to S&S Distribution the right to distribute certain titles in the United States and Canada (the "Exclusive Territory"). The Company retained the right, directly and through other distributors, to market and distribute the titles in certain channels in the Exclusive Territory as well as all other territories other than the Exclusive Territory. The S&S Distribution Agreement also provides for the availability of manufacturing services and technical support services to be provided by S&S Distribution. S&S Distribution is required to use commercially reasonable efforts to actively promote and sell each of the agreed upon titles. S&S Distribution shall be entitled to receive, among other things, a monthly distribution fee for rendering services pursuant to the S&S Distribution Agreement. Pursuant to the S&S Distribution Agreement, the Company is responsible for product and packaging design as well as technical support if the Company elects not to utilize S&S Distribution technical support services. The S&S Distribution Agreement commenced on January 1, 1996 and shall continue for a term of two years through December 31, 1997. The S&S Distribution Agreement is automatically renewable for successive one-year terms unless either party thereto elects to terminate such S&S Distribution Agreement, effective on the anniversary date of January 1, on not less than sixty (60) days prior written notice. The Company agreed to grant S&S Distribution the right to distribute any and all titles that the Company develops, publishes or for which the Company gains distribution rights throughout the term of the S&S Distribution Agreement, with permitted exceptions.

Copublishing Agreement

In September 1994, the Company entered into a copublishing agreement with the Putnam Berkley Group ("Putnam") for the publication of hardcover and softcover books. This agreement runs concurrently with a licensing agreement the Company has entered into with Marvel Entertainment Group, Inc. ("Marvel") for the rights to use Marvel's comic book characters in the publication of between four and twelve books each year, for the three years beginning September 1, 1994. The copublishing agreement stipulates that the Company and Putnam will share profits and losses from the acquisition, development, publication, sale, and distribution of novels. The Company's responsibilities under the copublishing agreement include payments to Marvel under the licensing agreement, payments to writers and illustrators, and payments for edit, design, and illustration of each book. The Company is also obligated to expend an agreed amount of advertising funds to promote sales of each Marvel novel published. In addition to the revenue generated from the book publishing, the Company uses the content of the novels in the development of its CD-ROM titles.

Development Agreements

The Company entered into a Software Development Agreement, dated as of March 21, 1995, with Simon & Schuster Interactive ("S&S"), a division of Simon & Schuster, Inc. (the "Simon & Schuster Agreement"). Pursuant to the terms thereof, the Company and S&S will jointly develop a minimum of four (4) products in digital electronic media, based upon preexisting third party and original works, using and contributing their joint property, resources, names, talent and know-how. It is anticipated that the joint works will initially consist of CD-ROM computer software products. In connection with each joint work developed, S&S is to pay the Company a fee of up to $375,000. For the products developed under the Simon & Schuster Agreement, S&S has the exclusive right and license (subject to any agreed-upon third party license restrictions) to copy, reproduce, manufacture, market, publish, distribute, sell for rental and sell any joint works and to sublicense the rights to do the same in all markets and through all channels of distribution throughout the world. All aspects of the promotion, marketing and distribution of the joint works is in S&S's sole and exclusive control including, but not limited to, the pricing and other terms and conditions of the marketing or sublicensing of the joint works.

Penguin

In October, 1995 the Company entered into an agreement with Penguin Electronic Publishing, a division of Penguin Books USA, Inc. ("Penguin") pursuant to which, the Company and Penguin will develop three (3) CD-ROM projects. Penguin was appointed the exclusive distributor of such CD-ROMs in the English language and all markets in the U.S., its territories and Canada and a nonexclusive right throughout most of the world. The Penguin Agreement runs for a period of seven
(7) years from the initial publication of each CD-ROM project, respectively and shall continue thereafter until terminated upon thirty (30) days notice by either party. Penguin shall obtain the rights and clearances for the literary materials published by Penguin used in the CD-ROMs. The Company is required to develop such CD-ROMs in conformity with certain specifications and within an agreed upon budget.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BYRON PREISS MULTIMEDIA COMPANY, INC.



Date:  June 3, 1996               By: /s/ Byron Preiss
                                      ----------------------------------
                                      Byron Preiss, Chief Executive Officer
                                        and President