Form 10QSB
period 1996-06-30
PREISS BYRON MULTIMEDIA CO INC
filed 1996-08-14
CIK 919005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1996


                           Commission File No 1-13084


                      BYRON PREISS MULTIMEDIA COMPANY, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             New  York                                  13-3676574
  ------------------------------                --------------------------
     (State of Incorporation)                       (I.R.S. Employer
                                                  Identification number)

 24 West 25th Street
 New York, New York                                                  10010
 -------------------                                               ----------
(Address of principal executive offices)                           (Zip code)


                                 (212) 989-6252
                           ---------------------------
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES X       NO
                                 ---        ---

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date is 4,261,875 shares of common stock par value $.001 per share as of August 12, 1996


                               Page 1 of 14 pages

                      BYRON PREISS MULTIMEDIA COMPANY, INC.
                                   FORM 10-QSB



                                      INDEX


PART I      FINANCIAL INFORMATION:                                       PAGE
                                                                         ----


Item 1.   Financial Statements:

          Consolidated Balance Sheet as of June 30, 1996.                  3

          Consolidated Statements of Operations for three and
          six months ended June 30, 1996 and 1995.                         4

          Consolidated Statements of Changes in Shareholders' Equity
          for the six months ended June 30, 1996.                          5

          Consolidated Statement of Cash Flows for the
          the six months ended June 30, 1996 and 1995.                     6

          Notes to Consolidated Financial Statements.                      7-9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of  Operations                             10-11


PART II   OTHER INFORMATION:


Item 4.   Submission of Matters to a Vote of Security Holders              12


Item 6.   Exhibits & Reports on Form 8-K                                   13


Signatures                                                                 14


                               Page 2 of 14 pages

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                                                       June 30,
                                                                         1996
                                                                    ------------
                                                                     (unaudited)

                        ASSETS
CURRENT ASSETS:
  Cash and Cash equivalents                                         $  2,765,273
  Accounts Receivable                                                  1,148,956
  Other current assets                                                   318,132
                                                                    ------------
      Total current assets                                             4,232,361

PREPUBLICATION COSTS AND RIGHTS PURCHASED, net                         4,100,474

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less
  accumulated depreciation of $305,111                                   593,898

OTHER ASSETS                                                             331,340
                                                                    ------------
      Total assets                                                  $  9,258,073
                                                                    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    772,018
  Deferred income                                                      1,537,925
  Other current liabilities                                              621,518
                                                                    ------------
      Total current liabilities                                        2,931,461


  OTHER LONG-TERM LIABILITIES                                          2,931,460
      Total liabilities                                             ------------

SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized
    -0- shares issued and outstanding
    Common stock, 30,000,000 shares authorized,
    4,261,875 shares issued and outstanding,
    .001 par value                                                        4,262
Additional paid-in-capital                                           10,638,371
Retained deficit                                                     (4,316,021)
                                                                   ------------
          Total shareholders' equity                                  6,326,612
                                                                   ------------
          Total liabilities and shareholders' equity               $  9,258,073
                                                                   ============


       The accompanying notes are an integral part of this balance sheet.


                               Page 3 of 14 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                    Three Months Ended           Six Months Ended
                                          June 30,                   June 30,
                                    1996          1995          1996          1995
                                -----------    ----------   -----------    -----------
NET REVENUES                    $ 1,274,609    $1,645,996   $ 1,919,300    $ 1,910,028

COST OF REVENUE                   1,330,745       857,317     1,659,273      1,064,468
                                -----------    ----------   -----------    -----------
      Gross (loss)/profit           (56,136)      788,679       260,027        845,560

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         1,063,641       712,229     1,938,959      1,332,669
                                -----------    ----------   -----------    -----------
    (Loss)/gain from
    operations                   (1,119,777)       76,450    (1,678,932)      (487,109)

OTHER INCOME, net                    39,108       119,241        92,149        161,041
                                -----------    ----------   -----------    -----------
         Net (loss)/gain        $(1,080,669)   $  195,691   $(1,586,783)   $  (326,068)
                                ===========    ==========   ===========    ===========

NET (LOSS)/GAIN PER WEIGHTED
   AVERAGE SHARES OUTSTANDING   $     (0.25)   $     0.05   $     (0.37)   $     (0.08)
                                ===========    ==========   ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     4,261,875     4,261,875     4,261,875      3,880,425
                                ===========    ==========   ===========    ===========


        The accompanying notes are an integral part of these statements.


                               Page 4 of 14 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                        Additional
                           Common        Paid-in        Retained
                            Stock        Capital        Deficit        Total
                        -----------    ------------    -----------   ----------


BALANCE,
  December 31, 1995     $     4,262    $ 10,723,371    ($2,729,238)  $7,998,395

  Expenses related to
  Warrant Registration                      (85,000)                    (85,000)


Net loss for the
  six months ended
  June 30, 1996                                         (1,586,783)  (1,586,783)
                        -----------    ------------    -----------   ----------


BALANCE,
  June 30, 1995         $     4,262    $ 10,638,371    $(4,316,021)  $6,326,612
                        ===========    ============    ===========   ==========


        The accompanying notes are an integral part of these statements.


                               Page 5 of 14 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                      For the six months ended
                                                               June 30,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                           $(1,586,783)   $  (326,068)
  Adjustments to reconcile net loss to net cash provided by operating activities-
    Depreciation and amortization:

 Fixed assets and organizational costs                    28,827        121,124
 Prepublication costs and rights purchased             1,544,756      1,059,595
 Changes in operating assets and liabilities-
    Accounts receivable                                  (70,525)     1,100,455
    Other assets                                        (293,815)       (58,003)
      Accounts payable and accrued expenses             (118,963)      (440,171)
      Deferred income and customer deposit               773,158       (727,529)
      Other liabilities                                   47,320        247,797
                                                     -----------    -----------
        Net Cash provided by operating activities        323,975        977,200
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                        5,455,931           --

  Purchase of marketable securities                   (4,473,221)    (1,449,485)
  Prepublication costs and rights purchased           (2,988,810)    (1,996,205)
  Acquisition of fixed assets                            (60,723)      (178,821)
                                                     -----------    -----------
      Net cash used in investing activities           (2,066,823)    (3,624,511)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net            (85,000)     5,887,320
                                                     -----------    -----------
      Net cash provided by financing activities          (85,000)     5,887,320
                                                     -----------    -----------
      Net (decrease) increase in cash and cash
       equivalents                                    (1,827,847)     3,240,009

CASH AND CASH EQUIVALENTS, beginning of period         4,593,120      1,229,045
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $ 2,765,273    $ 4,469,054
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the six months for-
    Taxes                                            $    13,250    $    11,214
    Interest                                         $       877          1,349


        The accompanying notes are an integral part of these statements.


                               Page 6 of 14 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996 AND MARCH 31, 1995

1.   FINANCIAL STATEMENTS

The balance sheet as of June 30, 1996 and the related statements of operations, statements of changes in shareholders' equity and statement of cash flows for the periods ended June 30,1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of June 30, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1995 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-k for the year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

     Sale of Titles -- Revenues related to the sale of titles not covered by copublishing agreements (which are generally made by distributors) are recorded upon shipment to end users, subject to an appropriate reserve for returns. As at June 30, 1996, the Company maintained a reserve of $597,273 which is included in other current liabilities. Subsequent to the delivery of the titles, the Company does not have any material or significant obligations.

Equipment and Leasehold Improvements

Equipment is stated at cost. For financial reporting purposes, equipment is being depreciated over five years using the straight-line method. Leasehold improvements will be amortized over the term of the lease for office space, which is four and one half years, or the life of the improvement, whichever is shorter.


                               Page 7 of 14 pages

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


                               Page 8 of 14 pages

3.   RELATED PARTY TRANSACTIONS

Byron Preiss, a principal shareholder, Director and CEO of the Company, is also the owner and CEO of Byron Preiss Visual Publications ("BPVP"). On January 1, 1996, the Company entered into the Management Services Agreement ("MSA")with BPVP for a one year term at a monthly cost of $15,443.32 which superseded the Management Services Agreement dated as of January 1, 1995 with BPVP. Pursuant to the MSA, BPVP shall provide the company with among other things the use of certain services, office space, employees and office equipment.


                               Page 9 of 14 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

            Three months and six months ended June 30, 1996 compared

               to three months and six months ended June 30, 1995

     Revenues. For the three months ended June 30, 1996, the Company reported total revenues of $1,274,609 and for the six months ended June 30, 1996 reported $1,919,300 as compared to $1,645,996 and $1,910,028 respectively, for the comparable prior year. Revenues under the Company's co-publishing relationships with Simon & Schuster Interactive, Penguin Electronic Publishing and Harry N. Abrams, Inc. included the release of four new CD-ROM titles resulting in revenues for the quarter and six month period ended June 30, 1996 of approximately $1,167,995. New CD-ROM titles released during the quarter ended June 30, 1996 include Tim McCarver's The Way Baseball Works which was produced with the National Baseball Hall of Fame and Museum, John Steinbeck's The Pearl & the Red Pony co-published with Penguin Electronic Publishing, Escher Interactive co-published with Harry N. Abrams, Inc. and Philip Marlowe Private Eye a dramatic, fast-paced mystery/adventure game. Under the Company's agreement with Marvel Entertainment Group, it co-published with Putnam Berkley Group, Inc. five new books during the first and second quarters ending June 30, 1996 including Stan Lee's Riftworld: Odyssey, Daredevil: Predator's Smile, X-Men: Mutant Empire Book 1: Siege, The Ultimate Spider-Man Paper back) The Ultimate Super-Villains and a young adult Spider-Man Super Thriller: Midnight Justice. Revenues from books totalled $211,050 for the quarter ended June 30, 1996 and $397,568 for the six months ended June 30, 1996. At this time the Company is planning to release approximately twelve more new books during the year bringing the total number of books for fiscal 1996 to seventeen books including three reprints.

     As reported in last years second quarter 10-QSB report ended June 30, 1995, included in 1995 revenues was $1,647,000 for the recognition of amounts previously paid to the Company pursuant to an agreement with Microsoft Corporation in connection with the development, production, and publication of certain CD-ROM titles and additional payments as the result of the amendment of said agreement.

Cost of Revenues. Cost of Revenues for the quarter ended June 30, 1996 was $1,330,745 or 104% of Net Revenues and for six months ended June 30, 1996 Cost of Revenues was $1,659,273 or 86% of Revenue. Cost of Revenues exceeded Net Revenue for the quarter ended June 30, 1996 due to the fact that all development costs associated with the development and completion of four new CD-ROM titles in the second quarter ended June 30, 1996 is included in Cost of Revenues during the second quarter.

Product demand and related sales of CD-ROM titles generally peaks during the holiday season which is from November through January.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1996 was $1,063,641 and for the six months ended June 30, 1996 was $1,938,959 as compared to $712,229 and $1,332,669 respectively. The increase for the six month period ending June 30, 1996 as compared to June 30, 1995 is largely attributable to an increase in salaries ($186,969), research and development costs ($151,212) and advertising ($83,985).


                               Page 10 of 14 pages

Other Income. Other income decreased to $39,108 for the three months ended June 30, 1996 as compared to $119,241 for the comparable period and decreased to $92,149 for the six months ended June 30, 1996 as compared to $161,041 for the comparable prior year period a year ago. Interest income declined due to the Company having a lesser amount of invested funds from the proceeds of a twenty percent investment in the Company by Viacom International Inc.

Liquidity and Capital Resources. The Company's balance sheet at June 30, 1996 reflects a satisfactory condition with cash and cash equivalents totalling $2,765,273 and accounts receivable of $1,148,956 (of which $815,525 or 71% was collected in July 1996). Working capital amounted to $1,300,901 with a current ratio of 1.44. The Company has no debt. At this time, the Company believes its existing cash, cash equivalents and anticipated cash flow from operations will be adequate to meet the Company's cash requirements for the remainder of fiscal 1996. At this time, the Company is contemplating raising additional capital from a private placement to finance the operations of the Company and to finance potential acquisitions in the foreseeable future. The Company is in discussions with Time Warner in connection with the termination of the time Warner Interactive Group ("TWIG") Agreement relating to, among other things, (i) certain disputed amounts claimed by TWIG to be due by the Company to TWIG which are allegedly for, among other things, manufacturing, marketing and distribution fees due by the Company in connection with the Time Warner Agreement and (ii) the Company's belief that TWIG has failed to fulfill certain of its material obligations to the Company under the Time Warner Agreement. Although, the Company is in the process of evaluating this matter and intends to pursue further discussions with TWIG in connection therewith, there can be no assurance that this matter can be resolved amicably by the parties. At this time, management believes, based upon available information, that the outcome of the foregoing matter, and the amounts involved at that time, should not have a material adverse effect on the financial position and results of operations of the Company.


                               Page 11 of 14 pages

Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 12, 1996. Of the 4,261,875 shares of Common Stock entitled to vote at the meeting, 2,967,454 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 70% of the Company's outstanding shares of Common Stock.

     At the meeting, the Company's shareholders approved: (i) the election of Byron Preiss, James Dellomo, Matthew Shapiro, Jack Romanos, Marvin Sharfstein and Roger Cooper and; (ii) an amendment to the Company's 1993 Stock Option Plan, as amended. Proposals 1 and 2 were approved by the Company's shareholders as follows:


                            Votes For         Votes Withheld    Votes Abstaining
                            ---------         --------------    ----------------
Proposal 1:
- -----------


      Byron Preiss          2,958,504             8,950                0

      James Dellomo         2,958,504             8,950                0

      Matthew Shapiro       2,958,504             8,950                0

      Jack Romanos          2,958,504             8,950                0

      Marvin Sharfstein     2,958,504             8,950                0

      Roger Cooper          2,958,504             8,950                0


Proposal 2:                 2,933,113            28,291            6,050
- -----------


                               Page 12 of 14 pages

Item 6.

                         EXHIBITS & REPORTS ON FORM 8-k

     a. Exhibits

          The following Exhibit is hereby filed as part of this Quarterly Report on form 10-QSB:

          Exhibit No.                   Description
          -----------                   -----------

          27.1                          Financial Data Schedule


                               Page 13 of 14 pages

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BYRON PREISS MULTIMEDIA COMPANY, INC.


Date:             August 12, 1996        By: /s/ Byron Preiss
                                         Byron Preiss, Chief Executive Officer,
                                         President and Executive Officer



Date:             August 12, 1996        By: /s/ James R. Dellomo
                                         James R. Dellomo, Chief
                                         Financial Officer


                               Page 14 of 14 pages