Form 10QSB
period 1996-09-30
PREISS BYRON MULTIMEDIA CO INC
filed 1996-11-14
CIK 919005

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1996


                           Commission File No 1-13084


                     BYRON PREISS MULTIMEDIA COMPANY, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                New  York                                 13-3676574
      ----------------------------                     ----------------
        (State of Incorporation)                       (I.R.S. Employer
                                                        Identification
                                                            number)

         24 West 25th Street
          New York, New York                                 10010
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)


                                 (212) 989-6252
                         -------------------------------
                           (Issuer's telephone number)

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

The number of shares outstanding of the issuer's class of common equity, as of the latest practical date is 4,261,875 shares of common stock par value $.001 per share as of November 12, 1996


                               Page 1 of 13 pages

                      BYRON PREISS MULTIMEDIA COMPANY, INC.
                                   FORM 10-QSB


                                      INDEX

PART I    FINANCIAL INFORMATION                                             PAGE
------    ---------------------                                             ----

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September 30, 1996.                3

          Consolidated Statements of Operations for three and
          nine  months ended September 30, 1996 and 1995.                     4

          Consolidated Statements of Changes in Shareholders' Equity
          for the nine months ended September 30, 1996.                       5

          Consolidated Statement of Cash Flows for the
          the nine months ended September 30, 1996 and 1995.                  6

          Notes to Consolidated Financial Statements.                       7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of  Operations.                           10-12

PART II

Sinatures                                                                    13


                               Page 2 of 13 pages

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

              BYRON PREISS MULTIMEDIA COMPANY, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                                                   September 30,
                                                                       1996
                                                                    (unaudited)
                                                                   ------------
                     ASSETS
CURRENT ASSETS:
  Cash and Cash equivalents                                         $ 2.305.774
  Accounts receivable                                                   835,083
  Other current assets                                                  143,157
                                                                   ------------
      Total current assets                                            3,284,014

PREPUBLICATION COSTS AND RIGHTS PURCHASED, net                        4,569,828

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less
  accumulated depreciation of $353,102                                  591,630

OTHER ASSETS                                                            582,283
                                                                   ------------
      Total assets                                                 $  9,027,755
                                                                   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  1,284,577
  Deferred income                                                     1,625,496
  Other current liabilities                                             718,928
                                                                   ------------
      Total current liabilities                                       3,629,001

  DEFERRED INCOME                                                          --
                                                                   ------------
  OTHER LONG-TERM LIABILITIES                                         3,629,001
      Total liabilities


SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized
  -0- shares issued and outstanding                                        --
  Common stock, 30,000,000 shares authorized,
  4,261,875 shares issued and outstanding,
  .001 par value                                                          4,262
  Additional paid-in-capital                                         10,638,371
  Retained deficit                                                   (5,243,879)
                                                                   ------------
            Total shareholders' equity                                5,398,754
                                                                   ------------
            Total liabilities and shareholders' equity             $  9,027,755
                                                                   ============

        The accompanying notes are an integral part of this balance sheet


                               Page 3 of 13 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                     Three Months Ended          Nine  Months Ended
                                       September 30,                September 30,
                                    1996           1995          1996          1995
                                 ----------     ----------    ----------    ----------
NET REVENUES                     $1,304,224     $  946,956    $3,223,524    $2,856,984

COST OF REVENUE                   1,309,608        880,132     2,968,881     1,944,600
                                 ----------     ----------    ----------    ----------
      Gross profit/(loss)            (5,384)        66,824       254,643       912,384

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           949,233        832,050     2,888,192     1,164,719
                                 ----------     ----------    ----------    ----------
    Loss from
      operations                    954,617        765,226     2,633,549     1,252,335

OTHER INCOME, net                    26,759         91,690       118,908       252,731
                                 ----------     ----------    ----------    ----------
         Net loss                $  927,858     $  673,536    $2,514,641    $  999,604
                                 ==========     ==========    ==========    ==========

NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING             $     0.22     $     0.16    $     0.59    $     0.25
                                 ==========     ==========    ==========    ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     4,261,875      4,261,875     4,261,875     4,008,973
                                 ==========     ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.


                               Page 4 of 13 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (unaudited)

                                      Additional
                           Common      Paid-in        Retained
                            Stock      Capital         Deficit         Total
                           -------    -----------    ------------    -----------
BALANCE,
  December 31, 1995        $4,262     $10,723,371    ($2,729,238)    $7,998,395

  Expenses related to
  warrant registration                    (85,000)                      (85,000)


Net loss for the
 nine months ended
  Sept 30, 1996                                       (2,514,641)    (2,514,641)
                           -------    -----------    ------------    -----------




BALANCE,
  Sept  30, 1996           $4,262     $10,638,371    $(5,243,879)    $5,398,754
                           =======    ===========    ============    ==========

         The accompanying notes are an integral part of these statements

                               Page 5 of 13 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                                   (Unaudited)

                                                    For the nine months ended
                                                             Sept 30,
                                                   ---------------------------
                                                       1996            1995
                                                   ---------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                         $(2,514,641)    $  (999,604)
  Adjustments to reconcile net loss to net
    cash provided by operating activities-
    Depreciation and amortization:
 Fixed assets and organizational costs                  47,991         150,909
 Prepublication costs and rights purchased           2,943,212       1,780,772
 Changes in operating assets and liabilities-
   Accounts receivable                                 243,348         689,109
   Other assets                                       (369,783)        (24,961)
   Accounts payable and accrued expenses               393,597        (202,745)
   Deferred income and customer deposits               860,729         111,279
   Other liabilities                                   144,730          51,379
                                                   -----------     -----------
      Net Cash provided by operating activities      1,749,183       1,230,722
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                      5,455,931            --
  Purchase of marketable securities                 (4,473,221)     (1,449,485)
  Prepublication costs and rights purchased         (4,856,620)     (3,140,869)
  Acquisition of fixed assets                          (77,619)       (302,897)
                                                   -----------     -----------
      Net cash used in investing activities         (3,951,529)     (4,893,251)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net          (85,000)      5,884,845
                                                   -----------     -----------
       Net cash (used) provided by financing
            activities                                 (85,000)      5,884,845
                                                   -----------     -----------

      Net (decrease) increase in cash and cash
       equivalents                                  (2,287,346)      2,222,316

CASH AND CASH EQUIVALENTS, beginning of period       4,593,120       1,229,045
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,305,774     $ 3,451,361
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the six months for-
    Taxes                                          $    15,750     $    11,214
    Interest                                       $     1,695           2,468


        The accompanying notes are an integral part of these statements.

                               Page 6 of 13 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

1.   FINANCIAL STATEMENTS

The balance sheet as of September 30, 1996 and the related statements of operations, statements of changes in shareholders' equity and statement of cash flows for the periods ended September 30,1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of September 30, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1995 audited financial statements and notes thereto. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2.   SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc.

Revenue Recognition

     Copublishing Arrangements -- Revenues related to the development of CD-ROM titles under copublishing agreements are recorded upon completion and delivery of each title. Revenues from the sale of CD-ROM and book titles to end users are recorded upon shipment.

     Sale of Titles -- Revenues related to the sale of titles not covered by copublishing agreements (which are generally made by distributors) are recorded upon shipment to end users, subject to an appropriate reserve for returns. As at September 30, 1996, the Company maintained a reserve of $651,882 which is included in other current liabilities. Subsequent to the delivery of the titles, the Company does not have any material nor significant obligations.


                               Page 7 of 13 pages

Equipment and Leasehold Improvements


Equipment is stated at cost. For financial reporting purposes, equipment is being depreciated over five years using the straight-line method. Leasehold improvements will be amortized over the term of the lease for office space, which is six months, or the life of the improvement, whichever is shorter. The Company exercised its out option relating to its office lease and has subsequently extended the lease through March 31, 1997.

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

Prepublication Costs and Rights Purchased

Prepublication costs are capitalized and represent the time and expense relating to work performed in order to get a working product ready for sale. For financial reporting purposes, generally, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen months.

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


                               Page 8 of 13 pages

Net Loss Per Weighted
Average Shares Outstanding

Net loss per weighted average shares outstanding is computed based on the weighed average number of common shares outstanding during the period. All common stock equivalents were determined to be antidilutive.

3.   RELATED PARTY TRANSACTIONS

Byron Preiss, a principal shareholder, Director and CEO of the Company, is also the owner and CEO of Byron Preiss Visual Publications, Inc. ("BPVP"). On January 1, 1995, the Company entered into the Management Services Agreement with BPVP covering the use of certain services, office space, employees and office equipment. The Agreement was subsequently amended to provide for termination on December 31, 1996.


                               Page 9 of 12 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

 Three months and nine months ended September 30, 1996 compared to three months and nine months ended September 30, 1995

     Net Revenues: For the three months ended September 30, 1996, the Company reported total revenues of $1,304,224 and for the nine months ended September 30, 1996, reported $3,223,524 as compared to $946,956 and $2,856,984 respectively, for the comparable prior year periods. Revenues for the quarter ended September 30, 1996 attributable to the Company's copublishing relationships with both Simon & Schuster Interactive and Penguin Electronic Publishing which included the release of three new titles, totalled $1,025,000. For the nine months ended September 30, 1996 copublishing revenues amounted to $2,281,838. The Company completed the following new CD-ROM titles during the quarter ended September 30, 1996 including American Heritage: The History of the United States for Young People an American History reference disc for young people, The Inside-Outside World a treasure hunt game for children based on the popular book series by Roxie Munro and The Timetables of Technology, a 3D exploration of technology from the discovery of fire in the Stone Age to the creation of the Internet in the Information Age.

     Under the Company's licensing agreements with Marvel Entertainment Group, revenues from books totalled $430,649 for the quarter ended September 30, 1996 and $828,217 for the nine months ended September 30, 1996. Included in the Company revenues for the third quarter are revenues from books including X-Men:Mutant Empire Book 2: Sanctuary, The Ultimate X-Men, Spider-Man Goblin's Revenge, Spider-Man & the Incredible Hulk: Rampage (Doom's Day Book 1). Marvel Super Thriller books distributed by Pocket Books include: Midnight Justice, Deadly Cure and You Are Spider-Man vs The Sinister Six.

     At this time, the Company anticipates completing five additional new CD-ROM titles under its copublishing relationships and three new CD-ROM titles under its distribution relationship with Simon & Schuster Interactive. These titles include Spider-Man The Sinister Six featuring the #1 rated Super Hero from Marvel Comics, Westworld 2000 an interactive action/strategy game based on the science-fiction film Westworld, written and directed by Michael Crichton, American Heritage: Lincoln, the exploration of the life and times of one of America's most revered presidents, Forbes Corporate Warrior Game a fast-paced action game in which the player competes for wealth and power as he masters the fundamentals of big business, and two CD-ROMs in the Scientific American Library series, The Universe: From Quarks to the Cosmos, and Illusion: The Doors of the Mind, and Total Television the multimedia encyclopedia spanning the entire history of television. Also at this time, the Company anticipates under its agreement with Marvel Entertainment Group, to publish three additional books during the fourth quarter: two books with Putnam Berkely Group Inc. and one with Pocket Books which include Spider-Man: The Octopus Agenda, Iron Man: Operation A.I.M. and Iron Man Steel Terror.


                               Page 10 of 13 pages

Cost of Revenues. Cost of Revenues for the quarter ended September 30, 1996 was $1,309,608 or 100% of Revenues and for nine months ended September 30, 1996 Cost of Revenues was $2,968,881 or 92% of Revenues. Cost of Revenues for the quarter ended September 30, 1996 for approximately the same amount as Net Revenues for the quarter ended September 30,1996 due to the fact that a major portion of all development costs associated with the release of new titles is included in Cost of Revenues during the third quarter and nine months ended September 30,1996. Product demand and related sales of CD-ROM titles generally peaks during the holiday season which is from November through January.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 1996 was $ $949,233 and for the nine months ended September 30, 1996 was $2,888,192 as compared to $832,050 and $2,164,719 respectively for the prior year comparable periods. The increase of $117,183 or 14% for the quarter ended September 30, 1996 is largely attributable to an increase in Royalty expense ($149,000) Advertising ($56,000) and Salaries ($38,000) offset by a reduction in legal expenses ($128,000). The increase for the nine months ended September 30, 1996 is primarily due to an increase in salaries ($172,000), Advertising ($142,000) Royalty expense ($186,000) and Research & Development costs ($144,000).

Other Income. Other income (interest income) decreased to $26,759 for the three months ended September 30, 1996 as compared to $91,690 for the comparable period and decreased to $118,908 for the nine months ended September 30, 1996 as compared to $252,731 for the comparable prior year period a year ago. Interest income declined due to the Company having a lesser amount of invested funds from the proceeds of a twenty percent investment in the Company by Viacom International Inc.

Liquidity and Capital Resources. The Company's balance sheet at September 30, 1996 reflects a fair condition with cash and cash equivalents totalling $2,305,774 and accounts receivables of $835,083. The Company has no debt and its Shareholders' Equity is $5,398,754. At this time, the Company believes its existing cash, cash equivalents and anticipated cash flow from operations will be adequate to meet the Company's cash requirements for the remainder of fiscal 1996 and for the first two months of 1997. For the first half of 1997 the Company's cash flow is dependent upon the success of sales during the fourth quarter of 1996 and the first quarter of 1997 as well as funds received in connection with the Company entering into contemplated new development projects in the near term. At this time, the Company continues to pursue a variety of financing alternatives including, but not limited, to private placements, bank financing and strategic alliances to finance the operations of the Company and to finance potential acquisitions in the foreseeable future. There can be no assurance that Company will generate sufficient funds from operations in the future or that any of such financing alternatives will be available or available on terms acceptable to the Company. The Company continues its discussions with Time Warner in connection with the termination of the Time Warner Interactive Group ("TWIG") Agreement relating to, among other things, (i) certain disputed amounts claimed by TWIG to be due by the Company to TWIG which are allegedly for, among other things, manufacturing, marketing and distribution fees due by the Company in connection with the Time Warner Agreement and (ii) the Company's belief that


                               Page 11 of 13 pages

TWIG has failed to fulfill certain of its material obligations to the Company under the Time Warner Agreement. Although the Company continues its discussions with TWIG in connection therewith, there can be no assurance that this matter can be resolved amicably by the parties.


                               Page 12 of 13 pages

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BYRON PREISS MULTIMEDIA COMPANY, INC.



Date:     November 13,1996              By: /s/ Byron Preiss
                                        Byron Preiss, Chief Executive Officer,
                                        President and Executive Officer




Date      November 13, 1996             By: /s/ James R. Dellomo
                                        James R. Dellomo, Chief
                                        Financial Officer


                               Page 13 of 13 pages