Form 10KSB40
period 1996-12-31
PREISS BYRON MULTIMEDIA CO INC
filed 1997-03-31
CIK 919005

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _____ TO _____

         COMMISSION FILE NUMBER 1-13084

                     BYRON PREISS MULTIMEDIA COMPANY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        New York                                        13-3676574
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

24 West 24th Street, New York, New York                10010
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

Issuer's telephone number: (212) 989-6252

Securities registered under Section 12(b) of the Act.

                                                  Name of each exchange
         Title of each class                       on which registered

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

     YES X     NO  ____

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PARTY III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

THE ISSUER'S REVENUES FOR YEAR ENDED DECEMBER 31, 1996 WERE $6,891,305.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AT MARCH 25, 1997, WAS APPROXIMATELY $2,674,528, COMPUTED BY REFERENCE TO THE CLOSING BID PRICE AS REPORTED ON THE NASDAQ SMALL CAP MARKET ON THAT DATE.

THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF MARCH 25, 1997 WAS 4,661,875. THE NUMBER OF THE ISSUER'S REDEEMABLE COMMON STOCK PURCHASE WARRANTS OUTSTANDING AS OF MARCH 25, 1997 WAS 1,207,500. NONE OF THE ISSUER'S UNITS (EACH UNIT CONSISTING OF TWO SHARES OF COMMON STOCK AND TWO REDEEMABLE COMMON STOCK PURCHASE WARRANTS) WERE OUTSTANDING AS OF MARCH 25, 1997.

DOCUMENTS INCORPORATED BY REFERENCE. PORTIONS OF THE ISSUER'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO
PART III HERETO.

                                    PART I

Item 1.  Description of Business

         OVERVIEW.

                  Byron Preiss Multimedia Company, Inc., a New York corporation (the "Company"), was incorporated in July 1992, among other things, to develop, publish and distribute interactive multimedia software on CD-ROM (Compact Disc-Read Only Memory) and in other multimedia formats for on-line delivery and in such other non CD-ROM formats as the Company deems commercially viable. The Company's primary strategy has been to develop top-quality content in on-line, print, or broadcast forms, based on licenses of existing or new media products or talents in specific areas with consumer, educational, entertainment or professional appeal and recognition. The Company is now a diversified digital content publisher and producer, its current strategy is to develop content and acquire licenses for production in digital form and then exploit said content in multiple formats such as books, internet, video and CD-ROMs. The Company's products are designed to have global market appeal and are aimed to attract consumers, schools and libraries. The Company intends to emphasize three operating areas which are
(i) Education, (ii) Multimedia, which includes on-line, Internet, CD-ROM, DVD (Digital Versatile Disc) and game software, and (iii) Publishing.

                  At this time, the Company's intends to expand through (i) internal growth of its publishing program, with an emphasis on titles with global appeal, (ii) maximization of its existing strategic relationships, and
(iii) promotion of its educational software development. The Company intends to explore the acquisition of businesses to expand or complement its existing business. However, there can be no assurance that the Company will be successful in achieving its expansion goals.

                  Through its recent acquisition of Dolphin, Inc., a producer of educational, training and tutorial software, the Company intends to broaden its relationships with companies engaged in the school, library and corporate training markets. See "Subsequent Events." The Company already has relationships globally in the educational software area with Simon and Schuster, America's largest educational publisher, with von Holtzbrink, among the top publishers in Germany, with Anaya, the largest Spanish language publisher and with Macmillan, the largest educational publisher in the U.K. As the Company develops its educational business, it hopes to attract other educational software development companies in order to become prominent in this sector.

                  The Company plans to increase its print publishing program with the launch of a new imprint at Simon and Schuster, which is expected to be called Byron Preiss Multimedia Books. These books are intended to exploit the synergies between traditional print books, multimedia and the internet. It is anticipated that the first books to be published under the imprint will include books with the National Basketball Hall of Fame, Virtual Comics paperbacks, and The Ultimate Einstein, a book-and-CD-ROM package produced in association with the Estate of Albert Einstein. Some of these titles will allow the company to re-purpose or use in multiple media the underlying digital content and hence derive more than a single revenue stream from the same license or property.

                  The Company's historic concentration on traditional self-financed and marketed CD-ROMs has been reduced and is expected to constitute a smaller part of the Company's production. This is intended to reduce the historic losses incurred by the Company in the marketing and development of certain titles in favor of the financing or partial financing of certain titles by partners such as Simon and Schuster Interactive. However, to date, as a multimedia content provider, the Company has produced a multitude of CD-ROM products. See "Publishing Releases and Schedule." The Company's titles are published under distinct imprints including Digital Bauhaus for innovative non-fiction; Brooklyn Multimedia for interactive games; Crayon Multimedia for children's entertainment; 21st Century Classics for multimedia literature; Arts and Commerce for desktop tools and toys; and Virtual Comics for interactive comics. See "Brand Strategy." The Company's products are intended to be distinctive for their creative editorial content, graphics and audio and video material in an interactive setting. The Company develops and publishes its software on CD-ROM for use with personal computers including, Windows compatible and Apple Macintosh PCs, and will publish in other multimedia formats and for on-line delivery, as and if these formats gain widespread market acceptance, and in non-CD-ROM forms, such as books, as the Company deems commercially viable.

                  Symbolic of the Company's evolution is its new Forbes Corporate Warrior Business Simulation Game. This title, developed in conjunction with Simon and Schuster Interactive and funded by them, is the first consumer software product developed under the Forbes name. It is expected to be launched on the internet in April in conjunction with Forbes Magazine's 80th Anniversary. Forbes is one of the most successful business magazine in the United States. It is the intention of the Company that this title will be available in a downloadable demonstration version on the internet; in traditional boxed form in software stores; as a bundled demonstration disk with a forthcoming Prentice Hall business textbook and as an unlockable demonstration disk with selected subscriber copies of Forbes magazine itself. The Forbes Corporate Warrior Simulation Game will enable the company to reach internet customers, Forbes subscribers, game buyers and business school students with a single product. The foregoing marketing plan is intended for implementation in mid to late 1997 in conjunction with Forbes and Simon and Schuster Interactive. There can be no assurance that said marketing plan will be implemented or will be successful.

         INDUSTRY BACKGROUND.

                  CD-ROM software is part of a media format referred to as

interactive multimedia. Rapid advances in processor, compression and optical storage technologies permit the combination of traditional media with computer technology to enable the user to experience and respond to text, audio, video and graphic materials. Interactive multimedia software comes in several categories such as entertainment, education, business and personal productivity. The user may explore entire libraries in seconds to locate a single fact, construct and limit the details of a set of assembly instructions, determine the direction of a story and what characters participate, or create new documents tailored to a specific need.

                  Interactive multimedia is designed to transform the traditional media audience from passive viewers into active participants. CD-ROM software is a versatile publishing and delivery format, since a single CD-ROM can hold up to either 330,000 pages of text, 72 minutes of video, 16 hours of audio or the contents of more than 800 conventional floppy discs, or a combination of the above. Companies such as Apple Computer, IBM and Sony have created hardware and/or software for interactive multimedia.

                  The growth of the interactive multimedia market is dependent upon the extent of availability of CD-ROM drives in personal computers and the installed base of modems for on-line service use. Most computer manufacturers, including IBM and Apple, PC's with built-in CD-ROM drives. The consumer electronics companion are also developing new DVD (digital versatile disks) systems for playback through television monitors. Although the Company does not believe that its future success is dependent on the prevalence of such a system, should a television-based DVD system gain widespread consumer acceptance, the Company will be in a position to translate a portion of its products in the necessary format, at additional expense. Due to issues relating to incompatible hardware systems, the Company has and may continue to be compelled to design and publish titles that operate on multiple computer-based CD-ROM platforms and to deliver non-computer products in other formats which may develop major viable market followings. The Company has and currently intends to continue to develop its CD-ROM products for use on IBM and IBM compatible Pcs running Windows and certain titles for use on the Apple Macintosh and Power PC platforms.

                  In general, fiscal year 1996 was a difficult year for the Trade Book Publishing industry, in part, due to companies experiencing unusually high returns of products from book stores. There can be no assurance that the Trade Book Publishing industry will show improvement during 1997.

         SERVICES OF BYRON PREISS.

                  Byron Preiss, the President, Chief Executive Officer and a principal shareholder of the Company, is also president, chief executive officer and the principal shareholder of Byron Preiss Visual Publications, Inc. ("BPVP") and of related entities, Byron Preiss/Richard Ballantine, Inc. and General Licensing Company Inc., which are private companies that perform the same type of services (such as book packaging) as performed by BPVP. In the course of their book production activities and obtaining book publications rights, BPVP and its related entities often have the opportunity to acquire CD-ROM and other audio and visual rights to authors' works.

                  Since inception, the Company has relied upon the availability of Mr. Preiss to serve as its Chief Executive Officer and President. The Company has licensed from BPVP and related entities the rights to certain materials which have provided or will provide content for some products which the Company has developed, is developing or plans to develop in the near future. The Company does not rely on BPVP or its related entities to acquire rights, and the Company has and continues to actively acquire rights in its own name. Nevertheless, the Company's acquisition of properties and licenses from sources other than BPVP has often been dependent upon Mr. Preiss' experience and contacts in the book publishing and software fields. The Company believes that it has benefitted and will continue to benefit from Mr. Preiss' book publishing and software experience, from the ability to acquire CD-ROM rights from BPVP and related entities and from the publication and publicity by BPVP and its book publisher licensees and distributors of works for which the Company will be publishing CD-ROM products. Certain licenses acquired by the Company, such as the Company's licenses with American Heritage and Forbes have occurred simultaneously with BPVP's acquisition of book rights to the same property from the same licensor. For example, in connection with the Company's license with American Heritage, in the same year that the Company released its CD-ROM title for American Heritage History of the Civil War, BPVP packaged a related book for Viking.

         CONTENT LICENSES.

                  To date, the Company has sought to acquire licenses from publishers, popular authors, artists and film and television companies; and the Company intends to continue to acquire rights to properties and talent which will support its marketing strategy. In licensing agreements, the Company seeks: (i) reasonably long terms for the license, at least 3 to 5 years, (ii) customary advances, guarantees and royalty rates, and (iii) artistic and editorial cooperation of the licensor. Due to the multimedia nature of certain of the Company's products, licenses are required for audio, video, cinematic, and written materials to supplement original content provided by the Company, for each particular product being developed, the Company seeks to obtain content licenses from various authors and other rights holders (including guilds and unions controlling rights to certain properties) as the development of the product progresses.

                  The Company's current licenses typically run for terms of

approximately 3 to 5 years, cover world English or all world rights, and usually provide for an upfront payment to the rights holder plus a royalty of from 5% to 10% on revenues received from CD-ROM sales.

                  The Company has also acquired certain print and on-line rights with respect to their licenses. The Company is also exploring broadcast applications for certain of its titles.

         BRAND STRATEGY.

                  It is the Company's intention to coordinate its marketing and promotional efforts in order to build identities for each of the Company's imprints. These imprints consist of brand names on particular products or on-line services to serve as general headings and graphics for separate product categories. The Company anticipates a reduced reliance on such brand names in the future. All products are marketed under these imprint headings and the Company has used these imprints in connection with promotion and publishing for retail and direct mail sales of the Company's products. The Company's six imprint headings are as follows:

         o DIGITAL BAUHAUS(R): SOFTWARE FOR THE THINKING USER. Software titles for the Digital Bauhaus imprint are designed to feature powerful search and retrieval methods, extensive cross-referencing of subjects and complete indexing. This imprint is designed to be distinctive for its designs and content based on popular arts and science properties, such as the Company's first product Isaac Asimov's The Ultimate Robot(R), and the Company's subsequently released the following CD-ROMs: The Ultimate Frank Lloyd Wright:
America's Architect; American Heritage History of the Civil War; Exploring the Planets and The Ultimate Einstein. The Company anticipates releasing the following six (6) CD-ROM titles under this imprint in 1996: Scientific American Library The Universe; Timetables of Technology; Scientific American Library's Illusion; The Way Baseball Works; Total Television and American
Heritage: His Name Was Lincoln.

         o CRAYON MULTIMEDIA(R): CHILDREN'S SOFTWARE FOR HOME, SCHOOLS, AND LIBRARIES. Software titles sold under the Crayon Multimedia imprint feature creativity tools, games and adventures based on properties such as The Bank
Street College Ready-To-Read Book series. The titles are intended to complement children's traditional educational curricula, such as language arts and social studies and are planned to be distinguished by activities that encourage the young user to learn about subjects in more enjoyable ways. The Company's first CD-ROM title released under the Crayon Multimedia imprint was The World of Totty Pig(TM) and the Company subsequently released "Not Now!" Said the Cow(TM); Hard Hat; and Baby Rom. The Company anticipates releasing the following CD-ROM titles under this imprint in 1997: American Heritage History of the United States for Young People; The Twelve Circus Rings. The reversion of rights to the Inside/Outside title from Penguin USA to the

Company is currently under discussion between the parties.

         o BROOKLYN MULTIMEDIA(R): INTERACTIVE GAMES AND ENTERTAINMENT software. Software titles developed for the Brooklyn Multimedia imprint feature games based on popular Software entertainment products such as comic books, films and popular talent in their specific areas. Some titles are designed to provide an alternative to typical arcade games with adventure-style computer games. Certain titles are designed to be distinguished by functions that permit the player to enter the world of the license, such as the Company's CD-ROM title Gahan Wilson's The Ultimate Haunted House; Robot City and Ray Bradbury's The Martian Chronicles. The Company released Spider-Man, the Private Eye Game and Westworld 2000 in 1996.

         o 21ST CENTURY CLASSICS(TM): CLASSIC LITERATURE MADE ENJOYABLE FOR STUDENTS AND ADULTS. Software developed for the 21st Century Classics imprint features great literature favorites enhanced by interactive tours, video and audio and interviews with authors and scholars. These titles are intended to be distinguished by solid editorial content and accuracy. The software is designed as a one-stop guide to literary classics. This line includes the Company's CD-ROM title Trouble is My Business: The Raymond Chandler Library and John Steinbeck - Of Mice and Men. The Company completed the following two (2) CD-ROM titles under this imprint in 1996: John Steinbeck's: The Pearl and The Red Pony; and The Grapes of Wrath. However, due to the closing of Penguin Electronic Publishing, the Company is currently having discussions with Penguin USA regarding the possible reversion of the John Steinbeck titles from Penguin USA. The Company also acquired rights to the works of F. Scott Fitzgerald. The market demand for literary titles has been less than anticipated by the Company.

         o ARTS AND COMMERCE(R): SOFTWARE FOR HOME, PROFESSIONAL AND INSTITUTIONAL GRAPHIC DESIGN, FEATURING LEADING LICENSES, ARTISTS AND DESIGNERS. Software for the Arts and Commerce imprint provides a line of desktop and professional design tools developed to give small businesses and users the ability to create sophisticated documents, forms, reports and multimedia material. The Company intends to continue to publish software that will feature pre-made art work or interactive design tools. Titles are intended to be distinguished by the exceptional quality of their still or video libraries and ease of use, as well as compatibility with existing desktop publishing and graphic software. The Arts and Commerce imprint is currently comprised of the following CD-ROM titles: The Multimedia Cartoon Studio; The Melrose Place CD-ROM; Beverly Hills 90210; The Frasier Companion; The Baywatch Companion; Seinfeld 95 and Will Eisner's The Spirit. The Company has entered into a letter of agreement with Fox Interactive for the production of a CD-ROM/Internet hybrid title based on The X-Files intended for publication in 1997.

         o VIRTUAL COMICS(TM): ON-LINE COMICS FEATURING POPULAR COMIC BOOK ILLUSTRATIONS. The Company, through its wholly-owned subsidiary Byron Preiss

Multimedia On-Line Services, Inc., a Delaware corporation, has launched an on-line service, Virtual Comics(TM), primarily on the World Wide Web and also under an independent content provider agreement with the Microsoft Network. Virtual Comics(TM) features new super-heros developed for the digital medium in an interactive format. These products are designed to enable fans to be part of the story, not just observers. The Company has released They Call Me...the SKUL(TM), and THE SUIT(TM) and The 6(TM). The Company entered into a non-binding letter of intent with America On-Line relating to a joint venture involving Virtual Comics. See "On-Line Services."

                  The Company developed an election campaign simulation game for use on Decision '96 interactive on-line service. Decision '96, which was produced by NBC News and Microsoft Corporation, delivered updated news and information surrounding the candidates, issues and political elections of 1996.

                  The Company has applied for registered trademarks for 21st Century Classics(TM) and Virtual Comics(TM). There can be no assurance that the Company will be granted trademarks on any or all of such imprints. The failure to obtain a trademark registration may require the Company to select an alternative imprint for that category of product. The Company is aware of a competing use of the Virtual Comics name but not a product using the Virtual Comics name, and is currently exploring its options.

         PUBLISHING RELEASES AND SCHEDULE.

                  The Company's first product, Isaac Asimov's The Ultimate Robot(R) was released by the Company in November 1993 and received a prestigious Invision Award. The Company's next CD-ROM products, which were released during 1994, were: the Seinfeld Screensaver & Planner; the R. Crumb Screensaver and Companion; The Multimedia Cartoon Studio; The Essential
Frankenstein: The Multimedia Experience; Trouble Is My Business: The Raymond Chandler Library; The World of Totty Pig; Gahan Wilson's The Ultimate Haunted House; The Ultimate Frank Lloyd Wright: America's Architect; and Kurt Vonneguts's - Slaughterhouse Five. During 1995, the Company released approximately fifteen (15) titles, including but not limited to, The Melrose Place Companion; Beverly Hills 90210; The Frasier Companion; The Baywatch Companion; Hard Hat; Ray Bradbury's The Martian Chronicles; American Heritage History of the Civil War; Exploring the Planets; Robot City; "Not Now!" Said the Cow; Baby Rom; The Ultimate Einstein; Will Eisner's The Spirit; Seinfeld 95 and John Steinbeck - Of Mice and Men. The Company developed approximately sixteen (16) titles, during 1996, including, Scientific American Library The Universe and Illusion; Timetables of Technology; The Way Baseball Works; Total Television; American Heritage: Lincoln; American Heritage History of the United States for Young People; The Twelve Circus Rings; My Cool Diner; Inside/Outside World Tour Game; Spider-Man; Private Eye Game; Westworld 2000; Forbes Corporate Warrior, a business simulation game; The John Steinbeck
Library: The Pearl and The Red Pony and The Grapes of Wrath. Although a completed version of each of these titles was developed during 1996, certain of the co-published titles are expected to be released during 1997, including Scientific American Library Illusion. At this time, during 1997, the Company currently anticipates developing several titles including, but not limited to, Spider-Man: The Venom Factor. The 1997 titles are in various stages of development, with the majority of which being anticipated for release during the later part of 1997. In addition, during 1997, the Company and Simon and

Schuster Interactive plan to re-release certain of their titles by bundling them together, such as the new American Heritage Lincoln being packaged with the existing American Heritage History of the Civil War.

                  Pursuant to certain agreements that the Company has entered into with Marvel Entertainment Group, Inc., the Company has co-published books including Spider-Man; The Venom Factor; The Ultimate Spider-Man; Iron Man: The Armor Trap; Spider-Man Carnage In New York; The Incredible Hulk: What Savage Beast; and Fantastic Four: To Free Atlantis. In 1996, the Company co-published with Putnam/Berkley the following books: Stan Lee's Riftworld: Odyssey;
Daredevil: Predator's Smile; X-Men: Mutant Empire Book 1 Siege; Spider-Man & The Incredible Hulk: Rampage; Spider-Man: Goblin's Revenge; Spider-Man: The Octopus Agenda; The Ultimate Super-Villains; The Ultimate X-Men; X-Men: Mutant Empire Book 2: Sanctuary; and Iron Man: Operation A.I.M. The Company also co-published with Pocket Books three Spider-Man Super Thriller books and the Spider-Man "You Are Spider-Man" book. During 1997, at this time, the Company plans to release various X-Men titles, Spider-Man titles including The
Octopus Agenda, a hardcover book featuring The Fantastic Four. See "Marketing & Distribution -- Marvel Comic Book Characters."

                  In addition, in 1997, the Company intends to release three hardcover books with Pocket Books distribution which are, Battlestar Galactica, The Ultimate Einstein and The Rhino History of Rock and Roll: The 70's, six Virtual Comics paperbacks and, two paperbacks with the National Basketball Hall of Fame and others.

                  There can be no assurance that the Company will be able to meet its current schedule or that interruptions outside of the Company's control will not impede the Company's current scheduled delivery plans and delay the release dates or any of the Company's pending projects. Any delays in planned delivery or release dates will correspondingly delay the Company's receipt and recognition of revenues, and could place the Company in default under certain of its content license and joint venture agreements.

         PRODUCT DEVELOPMENT.

                  All software product development is managed directly or indirectly by the Company which utilizes outside talent to develop certain titles from time to time. Each project is assigned to an internal team, a freelance team or independent contractor for all or a part of the production based on the particular skills and knowledge required. Project teams normally consist of one or more programmers, designers, editors, animators, sound suppliers, video engineers, quality controllers and production assistants, all of whom receive direction from full-time staff personnel. In general, actual development time is estimated to average 9 to 12 months elapsed time (but may be as short as six months or as long as two years) and to employ no less than 4 persons per title. The Company's staff is primarily engaged in supervision and direction of teams of outside consultants, freelance programmers and software designers with responsibility for separate development projects. Company staff members also work on internal development of certain titles.

                  The Company believes that the continuation of internal development, outside developers and freelancers allows it to work with the best available talent on certain projects, while reducing continuing overhead. However, there can be no assurance that freelance development personnel will be as loyal or effective as full-time employees. In order to ensure quality and timely production, in-house staff supervise every project from start to finish and coordinate development with licensing, product testing, marketing and translating for use on different computer systems.

                  Books are developed in-house editorially and with text and illustrations commissioned from freelance writers and illustrators. Editing is sometimes provided by staff from BPVP under the Company's management services agreement with BPVP. See "Description of Property."

         MARKETING & DISTRIBUTION.

                  GENERAL. To date, the Company has entered into several domestic and international agreements relating to distribution of the Company's products. In connection with the Company's domestic distribution agreements, the Company generally is required to pay fees to distributors, for rendering distribution, warehousing, manufacturing, and technical support services provided by the distributor, and or its designee, which, in the aggregate amount, generally ranges from approximately 15% to 25% as a percentage of the distributors net sales of the Company's products. Each of the Company's domestic distribution agreements fall within this range. The Company is in negotiation with Simon and Schuster for a book distribution agreement to cover books, which have been distributed through Simon & Schuster from 1996.

                  With respect to the Company's international distribution agreements, the Company has entered into two types of distribution agreements. In the first type, which is often referred to as a localization and distribution agreement, the Company grants to the distributor a license to replicate CD-ROMs in a language and to manufacture and distribute said CD-ROMs in a given territory. With respect to such localization and distribution agreements, the Company generally receives from the distributor a percentage of sales, which generally ranges from 5% to 25% of the distributor's net sales relating to the Company's products, with most agreements providing for approximately 20% of net sales. Each of the localization and distribution agreements entered into by the Company fall within this range. In the second type of international distribution agreement, the Company grants the distributor the right to license, market, and sell CD-ROMs, which are purchased by the distributor directly from the Company. In this type of agreement, the Company earns revenues based upon its sales of products to the distributor.


                  The Company is dependant on Simon and Schuster and Putnam Berkley for distribution of its products. Any change in such relationships could have a material adverse effect on the Company.

                  SIMON & SCHUSTER AGREEMENTS. The Company entered into a Software Development Agreement dated as of March 21, 1995 (the "Development Agreement") with Simon & Schuster Interactive ("S&S"), a division of Simon & Schuster, Inc. Pursuant to the terms thereof, the Company and S&S will jointly develop a minimum of 4 and a maximum of 8 products in digital electronic media to be based upon pre-existing third party and original works. These products will be developed by the Company and S&S through the joint contribution of their respective properties, resources, names, talent and know-how.

                  Pursuant to the Development Agreement, S&S and the Company shall share equally, the net income (if any), resulting from the joint work developed, which net income will take into account deductions, which include, but are not limited to, certain costs for obtaining the rights to the content used in the joint work, certain out-of-pocket and internal costs allocated by S&S to the joint work, including warehousing, distribution and marketing of the joint works, the development fee paid by S&S to the Company and certain out-of-pocket expenses incurred by the Company.

                  In connection with each joint work developed, S&S is to pay the Company a fee of up to $450,000, which is payable by S&S in four payments based upon certain milestones achieved by the Company which are set forth in the Development Agreement. The fourth payment is required to be made by S&S, upon acceptance by S&S of the final master, related technical specifications and the manual for that certain joint work. In the event that S&S and the Company determine that the development fee for any of the first four joint works shall be less than $450,000, S&S shall reduce the fourth milestone payment in accordance with the terms of the Development Agreement.

                  Pursuant to the terms of the Development Agreement, each of the Company and S&S has the right and license (subject to any agreed upon third party license restrictions) to copy, reproduce, manufacture, market, publish, distribute, sell for rental and sell any joint works and to sublicense the rights to do the same in all markets and through all channels of distribution throughout the world. In connection with the joint work developed the Company is responsible for developing such joint work in accordance with the terms of the Development Agreement and is required to provide certain end-user support to S&S. All aspects of the promotion, marketing and distribution of the joint works will be under S&S's sole and exclusive control including, but not limited to, the pricing and sublicensing of the joint works. See "Viacom Purchase Agreement."

                  In June 1995, the Company and S&S amended the Development Agreement to co-publish the following three CD-ROM titles, which are Ray

Bradbury's The Martian Chronicles based on the beloved science fiction novel; Scientific American Library's The Planets, based on the book, Exploring Planetary Worlds and Raymond Chandler's Philip Marlowe: Private Game, which is an interactive game based on the novel The Little Sister by the classic American mystery writer, that was originally planned to be named Raymond Chandler's Philip Marlowe: The Little Sister Game. Although the foregoing three titles were partially developed pursuant to the Microsoft Agreement (as hereinafter defined), the Company believes that Ray Bradbury's The Martian Chronicles and Scientific American Library's The Planets were approximately one-half developed and Raymond Chandler's Philip Marlowe: Private Game was only approximately 10% developed. See "Microsoft Agreement." In January 1996, the Company entered into a further extension of the Development Agreement agreement to include additional mutually agreed upon titles and to provide a profit margin calculated upon the development fee.

                  During 1995, Simon & Schuster Interactive Distribution Services ("S&S Distribution"), a division of Simon & Schuster, Inc., distributed three (3) of the Company's titles without a formal agreement. With a view towards enhancing the distribution activities of the Company by, among other things, expanding the Company's market penetration, the Company entered into a Distribution Services Agreement (the "S&S Distribution Agreement"), dated as of January 1, 1996 with S&S Distribution pursuant to which the Company granted to

S&S Distribution certain rights to market and distribute titles, and to provide inventory, warehousing and fulfillment services for the titles. The S&S Distribution Agreement initially identified six (6) titles which shall be distributed by S&S Distribution, including The Frasier Companion; The Baywatch Companion with Screensaver; The Ultimate Einstein; My Cool Diner; and Westworld. In addition, the Company agreed to grant S&S Distribution the right to distribute any and all titles that the Company develops, publishes or for which the Company gains distribution rights throughout the term of the S&S Distribution Agreement, with permitted exceptions. There can be no assurance that S&S Distribution will be successful in promoting and selling the Company's titles. In December 1996, the Company entered into an agreement with The Learning Company for distribution of jewel case versions of Virtual Comics The Skul and The Suit games and for Scientific American Library: The Planetarium.

                  PENGUIN. In October, 1995 the Company entered into an agreement (the "Penguin Agreement") with Penguin Electronic Publishing, a division of Penguin Books USA, Inc. ("Penguin") pursuant to which, the Company and Penguin will develop five (5) CD-ROM projects tentatively titled: The John Steinbeck Library, (which shall consist of a CD-ROM edition of each of the following works by John Steinbeck: Of Mice and Men, The Pearl and The Red Pony and The Grapes of Wrath; Total Television by Alex McNeil and The Inside-Outside World Tour based on The Inside-Outside Book of New York City, The Inside-Outside Book of Washington, D.C., The Inside-Outside Book of London and The Inside-Outside Book of Paris by Roxie Monroe. Penguin was appointed the exclusive distributor of such CD-ROMs in the English language and all markets in the US, its territories and Canada and a non-exclusive right throughout most of the world. Penguin shall obtain the rights and clearances for the literary materials published by Penguin to be used in the CD-ROMs. The Company is required to develop such CD-ROMs in conformity with certain specifications and within an agreed budget. In addition, Penguin and the Company agreed that Penguin will commit to paying its half of the development costs for each CD-ROM pursuant to the terms of the Penguin Agreement. Pursuant to the terms of the Penguin Agreement, the Company and Penguin shall share equally the profits and losses accruing from the development, promotion and distribution of the CD-ROMs and the receipts from the licensing by Penguin and the Company of certain publication and subsidiary rights in the CD-ROMs, except that if the Company completes a CD-ROM for less than the amount budgeted, Penguin shall recoup its overpayment of development costs in the manner provided pursuant to the terms of the Penguin Agreement. The Penguin Agreement runs for a period of seven (7) years from the initial publication of each CD-ROM project, respectively and shall continue thereafter until terminated upon thirty (30) days notice by either party. In late 1996, Penguin Electronic Publishing reduced its operations and the division was closed in December 1996. The Company is in discussions with Penguin USA about assuming distribution to the software trade of its titles previously to be co-published with Penguin Electronic Publishing.

                  MARVEL COMIC BOOK CHARACTERS. Pursuant to an Agreement dated as of September 1, 1994 (the "Marvel Agreement") entered into by the Company with Marvel Entertainment Group, Inc. ("Marvel"), the company obtained the exclusive license in the United States and Canada to publish novels in hard cover and paperback formats for ages 15 and up based on certain comic book characters owned by Marvel including, among others, Spider-

Man(R), The Incredible Hulk(R), and The Fantastic Four(R). The Company has and will continue to create these novels through the services of freelancers supervised by the Company. Marvel has the right to approve each stage of development of the books and is under no obligation to do so.

                  The Company is obligated to publish at least 4 novels in each twelve-month period. The first two titles were published in 1994 and the Company has co-published with Putnam Berkeley Group, Inc. eight books including Spider-Man; The Venom Factor, a mass market paperback; The Ultimate Spider-Man, a mass market paperback; Iron Man: The Armor Trap; Spider-Man Carnage In New York; The Incredible Hulk: What Savage Beast; and Fantastic
Four: To Free Atlantis. In 1996, the Company released the following books:
Stan Lee's Riftworld: Odyssey; Daredevil: Predator's Smile; X-Men: Mutant Empire Book 1 Siege; Spider-Man & The Incredible Hulk: Rampage; Spider-Man:
Goblin's Revenge; Spider-Man: The Octopus Agenda; The Ultimate Super-Villains; The Ultimate X-Men; X-Men: Mutant Empire Book 2: Sanctuary; and Iron Man:
Operation A.I.M.. The Company anticipates releasing approximately nine new titles during 1997 including, but not limited to, various X-Men titles and Spider-Man titles such as The Octupus Agenda. The Company has also been granted the right of first refusal on audio titles to the Marvel books which it publishes and produced one audio tape in 1996 under contract with Simon and Schuster Audio. The Marvel Agreement has an initial term of three years and may be renewed upon the mutual agreement of Marvel and the Company. Marvel is entitled to royalties based on the sale of books under the Marvel Agreement. The Company renewed this Agreement with Marvel in September 1996 for a period ending December 2000.

                  On September 26, 1994 the Company entered into a Co-Publishing Agreement (the "Putnam Agreement") with Putnam Berkeley Group, Inc. ("Putnam") pursuant to which the Company and Putnam agreed to jointly publish all books subject to the Marvel Agreement. The Company and Putnam will share in all profits and losses from the acquisition, development, publication, sale and distribution from such books, as specifically provided in the Putnam Agreement. The Company and Putnam have agreed to consult with each other on the number of copies for all printings in excess of 10,000 for hardcopies and 25,000 for paperback editions, subject to certain provisions.

                  Putnam has agreed to publish at least one anthology and four paperback books for each twelve-month period during the term of the Putnam Agreement. The Company is obligated to make all payments to Marvel and the freelance writers and illustrators contracted to develop the Marvel books while Putnam is fully responsible for all printing, manufacturing, advertising, selling and distributing of such books. The Putnam Agreement had an initial term through December 31, 1996 but was extended through January 15, 1999. If the Putnam Agreement is not terminated and the Marvel Agreement is renewed, then at Putnam's option the term of the Putnam Agreement may be extended on the same terms and conditions and for the same period as the Marvel Agreement is in effect.

                  Pursuant to an agreement, dated as of February 15, 1995, between the Company and Marvel (the "Marvel CD-ROM Agreement"), Marvel granted to the Company the exclusive right to publish, distribute and sell in all languages throughout the world three (3) different CD-ROM titles of interactive adventures which visually recreate plots and/or storylines of novels previously published by the Company or to be published by the Company pursuant to the Marvel Agreement. The Marvel CD-ROM Agreement continues through January 31, 2000 unless sooner terminated by the parties in accordance with the terms thereof. Pursuant to the Marvel CD-ROM Agreement, as amended, the Company shall publish three titles, the first title of which by August 31, 1997, the second title by December 31, 1997 and the third title by December 31, 1998. The first title, Spider-Man: The Sinister Six(TM), was published in November 1996. During 1997, the Company intends to publish Spider-Man: The Venom Factor.

                  In performing the Marvel CD-ROM Agreement, the Company is permitted to use all commonly accepted multimedia elements, such as sound and animation created exclusively for such CD-ROM titles. Marvel has retained the sole right to approve various stages of creation of the CD-ROM titles that are the subject of the Marvel CD-ROM Agreement.


                  Pursuant to an agreement (the "Marvel Young Adults Agreement"), dated as of June 15, 1995, entered into by the Company with Marvel, the Company obtained the sole and exclusive right to print, publish, distribute and sell in the United States and Canada as well as non-exclusive rights to distribute and sell throughout most of the world, under the Company's own imprint, young adult books including, mass-market size paperback books and hardcover books, based on certain comic book characters owned by Marvel, known as the "Marvel Superheroes", including, among others, Spider-Man(R). In addition, the Company had been granted the right to manufacture and sell throughout the world one (1) CD-ROM title of interactive adventures based upon one or more of such books. The Company is required to manufacture and sell one (1) CD-ROM and publish at least four (4) books during the first year of publication and at least four (4) books in each subsequent year of publication under the Marvel Young Adults Agreement. Marvel has the right to approve each stage of development of the books. The Marvel Young Adults Agreement runs through January 15, 1999, unless sooner terminated in accordance with the terms thereof.

                  In addition, pursuant to an agreement (the "Marvel X-MEN Agreement"), dated as of June 28, 1995, entered into by the Company with Marvel, the Company obtained the exclusive license to print, publish, distribute and sell in the United States and Canada as well as a non-exclusive right to sell throughout most of the world, under the Company's own imprint, softcover novels in mass-market size, hardcover novels and limited edition novels, for approximately ages fifteen (15) and up, based upon certain comic book characters owned by Marvel, known as the "X-MEN(R)". In addition, the Marvel X-MEN Agreement provides that one or more of the books may be adopted to CD-ROM format exclusively by the Company which shall be one of the three titles to be published under the terms and conditions of the Marvel CD-ROM Agreement. The Company is required to publish at least two (2) mass-market softcover novels, one (1) hardcover novel and one (1) anthology under the Marvel X-MEN Agreement. The Marvel X-MEN Agreement runs through January 15, 1999, unless sooner terminated in accordance with the provisions thereof. The Agreement was amended to provide for the additional publication of books based on Generation X, another Marvel title.

                  During December 1996, Marvel Entertainment Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington (the "Marvel Bankruptcy"). Although, at this time, the Company believes that such event should not effect the relationship between the parties, there can be no assurance that such Marvel Bankruptcy will not adversely effect the Company.

                  RETAIL AND DIRECT MAIL. The Company's titles distributed by S&S pursuant to each of the Development Agreement and the S&S Distribution Agreement, by certain international distributors and pursuant to other relationships, may be sold through some or all of the following retail channels, some of which are not currently significant distributors of computer software, including: (i) traditional trade software wholesale distributors; (ii) traditional trade book distributors; (iii) alternative distribution to target markets, including sales over on-line services; (iv) CD-ROM samplers and mail order; and (v) national electronics chains and other mass merchandisers.

                  Trade software wholesale distributors distribute primarily to independent computer stores and chain outlets and sometimes to department and electronics stores. Trade book distributors distribute to bookstores and chains, as well as schools and libraries. The Company also has developed a direct response capability through a Memphis-based 800 number.

                  INTERNATIONAL DISTRIBUTION. The Company believes that foreign countries offer significant potential markets for its products due to increasing worldwide demand for interactive multimedia software on CD-ROM and books. The Company entered into a Localization and Distribution Agreement with a distributor of multimedia products in Korea pursuant to which, in general, the Company, among other things, has granted the distributor the right and license to replicate certain CD-ROMs in the Korean language and to manufacture, distribute and sell those CD-ROMs in Korea. The Company also entered into an agreement with Gaga Communications, Inc. ("Gaga") of Japan, for distribution of certain titles in Japan. In September of 1995, the Company and Gaga amended the Gaga Agreement whereby the parties reallocated a $130,000 advance among the Company's titles being distributed by Gaga, including Robot City. During the fourth quarter of 1995, The World of Totty Pig was published in Japan by Gaga. The Company is currently engaging in discussions with Gaga about further renegotiation of their agreement.

                  In addition, the Company entered into a CD-ROM Distribution and Replication Agreement dated February 12, 1996 with MacMillan Publishers Limited ("Macmillan") pursuant to which the Company granted to Macmillan for a five year term the sole and exclusive right throughout the UK and Ireland to manufacture, sell and distribute certain CD-ROM products including, but not limited to, Scientific American Library The Planets and The Ultimate Einstein.

                  The Company entered into a Localization and Distribution Agreement dated as of February 23, 1996 with Systhema, A.G. ("Systhema") pursuant to which the Company granted to Systhema an exclusive license, through December 31, 1999, throughout the Republic of Germany, Austria, German speaking Switzerland and Liechtenstein to manufacture, sell and distribute certain CD-ROM products including, but not limited to, Scientific American Library The Planets and The Ultimate Einstein.

                  The Company entered into a binding Letter of Agreement with Anaya Multimedia S.A., pursuant to which the parties agreed to enter in an Agreement whereby the Company will grant to Anaya the exclusive rights for localization, publishing, and distribution of the Spanish language version of the Scientific American titles, "The Planets", "The Universe" and "Illusion", (collectively, the "Spanish Titles"), and Anaya will grant to the Company the exclusive license to publish, license and sublicense such Spanish Titles outside of Spain.

                  In addition, the Company has entered into distribution agreements with certain distributors of multimedia products in each of Norway, Sweden, Finland, Israel, France, Netherlands, Belgium and Germany and others in which the Company, among other things, has granted to the distributor the right and license to market, distribute and sell certain of the Company's CD-ROMs in a given territory.

                  There can be no assurance that the Company will be able to achieve international success with its products.

         ON-LINE SERVICES.

                  The Company has produced an on-line service, Virtual Comics, primarily on the World Wide Web and also under an independent content provider agreement with the Microsoft Network. During 1996, the Company developed its Virtual Comics division. Virtual Comics(TM), which provides comics on-line in an interactive format, features comic book illustrations of new super-heros developed for digital medium. These products are designed to enable fans to be part of the story, not just observers. The Company's has released They Call Me...the SKUL(TM), and THE SUIT(TM) and anticipates releasing THE 6(TM). See Brand Strategy - Virtual Comics(TM). The Company has also published print comic books featuring these characters. On November 1, 1996, the Company entered into a non-binding Letter of Intent with America On-Line ("AOL") to form a strategic alliance to develop the Company's Virtual Comics On-Line division. However, the Company was recent notified that such joint venture relationship between AOL and the Company relating to The Virtual Comics division will need to be restructured due to internal changes at AOL. There can be no assurance that such joint venture will be entered into.

                  The Company has developed an election campaign simulation game for use on Decision '96 a new interactive on-line service. Decision '96, which was produced by NBC News and Microsoft Corporation, delivered updated news and information surrounding the candidates, issues and political elections of 1996.

                  COMPETITION.

                  Competition in the CD-ROM software and book publishing and on-line service markets and comic books is intense. The Company's competitors include several large media and publishing companies with substantial financial and personnel resources and numerous small companies with lesser resources. The CD-ROM software market is now facing enhanced competition as a result of two factors which are (i) reduced prices as a result of reduced price publishers and (ii) the development of new electronic distribution technologies including, certain "on-line" services, which are discussed below and (iii) a reduction in the number of stores selling CD-ROMs.

                  There are various publishers and distributors which market their own multimedia products, including companies such as Microsoft, S&S and Broderbund. Some computer and consumer electronics companies also now pursue CD-ROM publishing. The current number of published titles in the categories of interest to the Company approximates several thousand, and the quality of available CD-ROM titles is expected to increase during the next several years. The Company will compete for consumers' software expenditures with other software developers and publishers targeting the entertainment and educational segments of the multimedia CD-ROM market.

                  In the children's educational software market, the Company's children's educational products may encounter strong competition from established products in that field, and similar competition may be met in other specialized areas. The Company has attempted to differentiate itself from its competitors through its focus on licensing high quality products based upon recognized works of popular authors and artists, by utilizing an imprint strategy and by aligning with strategic partners such as S&S. There can be no assurance that this strategy will enable the Company to compete successfully in its targeted markets. The Company also competes with other publishers and developers for content licenses and for talented development personnel. Dolphin, Inc. the educational software development company recently acquired by the Company, competes with other development companies as well as divisions of large companies.

                  On-line services presently delivered through telephone lines or in the future, cable lines, or satellite dishes, may also compete with CD-Roms as a delivery mechanism. Major content suppliers are using on-line services to deliver content on-line through services such as, America On-line, Prodigy and CompuServe in the business to dedicated on-line series may reduce the profitability of working with said services.

                  Major competitors in the consumer entertainment and "edutainment" markets include Broderbund's The Voyager Company, and a variety of other established publishers including Mindscope, Broderbund, Electronic Arts and Spectrum Holobyte.

                  In addition, competition in the comics book markets is intense. The merger of Capital City Distribution Inc. and Diamond Comic Distributors, who are large comics distributors, has further reduced the distribution opportunities in print comic books.

         MANUFACTURING.


                  To date, manufacturing of program discs and packages have been contracted out to third party manufacturers. There are numerous manufacturing sources available throughout the United States and the Company is not dependent on any one source. Simon and Schuster and Putnam Berkley provide manufacturing services to the Company on the books they distribute through the regular suppliers.

         TECHNICAL SUPPORT.

                  Technical and customer support standards are very high in the computer software market. In order to remain competitive, the Company maintains telephone technical assistance for its customers with respect to certain of its products. Technical support personnel will work in-house, offsite or be contracted for through third-party independent fulfillment houses or to individual subcontractors. The Company has established a dedicated telephone line to answer such technical support calls. Pursuant to the S&S Distribution Agreement, the Company is responsible for technical support unless the Company otherwise elects to utilize the technical support services provided by S&S Distribution.

         VIACOM PURCHASE AGREEMENT.

                  Pursuant to the terms of a Stock Purchase Agreement dated as of March 22, 1995 (the "Viacom Purchase Agreement"), the Company sold to Viacom International Inc. ("Viacom"), a subsidiary of Viacom Inc. and an affiliate of Simon & Schuster, Inc., for a total consideration of $5,964,000, paid in cash: (i) 852,375 unregistered shares of the Company's Common Stock (representing an aggregate of approximately 20% of the Company's outstanding Common Stock), (ii) warrants to purchase an additional 315,000 shares of the Company's common Stock at an exercise price of $7.00 each, and (iii) an additional warrant (the "Additional Warrant") to purchase up to an aggregate of a number of shares of Common Stock (the "Additional Warrant Shares") equal to, at any time, 20% of the shares of Common Stock issuable upon the exercise of stock options (x) granted pursuant to the Company's 1993 Stock Option Plan, as such plan may be amended from time to time, and (y) granted to employees not pursuant to any stock option plan, at an exercise price of $7.00 per share of Common Stock.

                  In connection with the Viacom Purchase Agreement, the Company entered into a Registration Rights Agreement with Viacom pursuant to which it granted to Viacom demand and incidental registration rights pertaining to any Common Stock of the Company held by Viacom. In accordance with the terms of the Viacom Purchase Agreement, the Company has covenanted that (i) it will not pay any cash dividends to its shareholders without Viacom's prior written consent, and (ii) its Board of Directors will be increased from 4 to 5 members, including one director nominated by Viacom.

         INTELLECTUAL PROPERTY.

                  The Company's future success will be heavily dependent upon its content, its distributed software and books and the performance of Dolphin. The Company will rely on a combination of contractual rights, trademarks, trade secrets and copyright laws to establish or protect its products in the countries where it will conduct business. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to deter misappropriation. Furthermore, there can be no assurance that claims relating to the Company's alleged infringement on the intellectual property of others will not be asserted against the Company. Copyright and other proprietary rights to the use of CD-ROM and on-line material and material licensed for use on CD-ROM and on-line is a relatively new area and there is the possibility of legal challenges in respect of all such rights. Moreover, as is the case in the music recording industry, CD-ROM software is capable of being reproduced by unauthorized persons. Any such unauthorized reproduction might be difficult to police and could detrimentally affect the Company. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as to the laws of the United States.

                  In addition, practically all of the content (text, excerpts, artwork, film, photographs, plot, concepts, music, talent, programming and software) of the Company's products will be used by the Company pursuant to rights obtained in licensing agreements from others or under contracts with creative talent including programmers, some of whom will be employees of the Company and others which shall be third party suppliers. The Company will, therefore, necessarily be dependent upon the validity of its licensors' rights and the agreement and financial capability of each licensor to indemnify the Company against any claims, litigation and eventual damages from any such claims. This exposure is increased by reason of the fact that some of the Company's products are expected to include materials based upon rights obtained from a variety of different licensors.

                  The Company currently owns federal trademarks which are ARTS AND COMMERCE(R), CRAYON MULTIMEDIA(R), THE ULTIMATE ROBOT,(R) BROOKLYN MULTIMEDIA(R) and DIGITAL BAUHAUS(R). In addition, the Company has approximately thirteen (13) trademark applications pending, including the following marks VIRTUAL COMICS(TM), THEY CALL ME THE... SKULL(TM), and 21ST CENTURY CLASSICS(TM). There can be no assurance that the Company will be granted registrations on any or all of such trademarks. The failure to obtain a trademark registration may require the Company to select an alternative trademark for that product or imprint, as the case may be.

                  Although the Company implements protective measures by primarily filing copyright and trademark applications when deemed appropriate in order to defend its material proprietary rights, there can be no assurance that such efforts will be successful. The failure and ability of the Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

         EMPLOYEES

                  As of the date hereof, the Company had approximately 37 full-time employees and 1 part-time employee, consisting of administrators and programmers. In addition, as of the date hereof, Dolphin, Inc. had approximately 22 employees. The Company also uses the services of freelance software developers, consultants, programmers and product designers on an "as needed" basis. The freelancers comprise teams which develop products under the Company's supervision. The Company believes that its future success will depend, in part, upon its ability to attract, retain and motivate qualified personnel and independent contractors. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

         SUBSEQUENT EVENT

                  ISSUANCE OF CONVERTIBLE DEBENTURES. On February 5, 1997, the Company completed the sale (the "Transaction") of 8.0% Convertible Debentures due January 31, 1999 (the "Debentures") in an aggregate principal amount of $2,000,000 in reliance upon the exemption from registration under Regulation S ("Regulation S") afforded by the Securities Act of 1933, as amended. In connection with the Transaction, the Company received net proceeds in the amount of approximately $1.84 million (excluding legal, accounting and other miscellaneous expenses). The Debentures are convertible, at the holders (the "Holders") option, anytime commencing 45 days after the issue thereof, into shares of common stock, $.001 par value per share, of the Company (the "Common Stock"), at a conversion price for each share of Common Stock equal to the lower of (a) 70% of the average closing bid price of the Common Stock for the
(5) five business days immediately preceding the conversion date or (b) 75% of the average of the closing bid price of the Common Stock for the (5) five business days immediately preceding the date of subscription by the Holder thereof, in each case as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Company is entitled, at its option, to redeem part or all of the Debentures being converted by paying to the Holders the product of (i) the average market price for the 5 consecutive trading days as reported by NASDAQ prior to the notice of conversion, and (ii) the number of shares of Common Stock that would be issuable if the Debentures were converted.

                  In addition, as part of its arrangement with VenGua Capital Markets, Ltd. ("VenGua"), the European based broker involved in the Transaction, the Company issued warrants (the "Warrants") to VenGua, and an affiliate thereof, to purchase an aggregate of 50,000 shares of Common Stock. The Warrants are exercisable for shares of Common Stock at any time from and after February 1, 1998 to and including January 31, 1999 at a purchase price of $2.40 per share, which price may be adjusted upon the occurrence of certain events, including, but not limited to, stock splits and capital reorganizations.

                  ACQUISITION OF DOLPHIN, INC. On March 21, 1997, the Company acquired all of the issued and outstanding capital stock (the "Dolphin Shares") of Dolphin, Inc., a New Jersey corporation ("Dolphin"), pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated as of March 21, 1997 between the Company and Andrew K.

Gardner (the "Seller"). Dolphin is a provider of educational, tutorial and training software products. The Company anticipates that Dolphin's business will complement its existing business by, among other things, enhancing the Company's capabilities to produce content for educational and corporate clients and providing the Company with access to testing, tutorial and training businesses for schools and corporations.

                  Pursuant to the terms of the Stock Purchase Agreement, the Company acquired from the Seller all of the Dolphin Shares, in exchange for the following consideration (collectively, the "Consideration"): (a) Five Hundred Eighty Thousand Dollars ($580,000.00) in cash, consisting of Five Hundred Thousand Dollars ($500,000.00) payable by wire transfer and Eighty Thousand Dollars ($80,000.00) deposited into an interest bearing escrow pursuant to the terms of an escrow agreement; (b) a Convertible Note (the "Convertible Note") in the principal amount of One Million Seven Hundred Fifty Thousand Dollars ($1,750,000.00), which Convertible Note is secured by a pledge of, among other things, the Dolphin Shares pursuant to the terms of the Pledge Agreement (as defined below); and (c) approximately 395,947 shares (the "Purchaser Shares") of unregistered Common Stock of the Company.

                  The Convertible Note bears interest at a rate of 7% per annum from and after March 21, 1997 and is due on March 1, 2001 (the "Maturity Date"). The outstanding principal balance of the Convertible Note on December 31, 1997, together with interest accruing thereon, shall be repaid in 39 equal monthly installments of $53,087.35 commencing January 2, 1998 and continuing on the first business day of each succeeding month. The principal amount of the Convertible Note, at the holder's option, may be converted into the number of duly authorized, validly issued, fully-paid and non assessable shares of Common Stock (the "Conversion Shares") equal to the then unpaid principal amount of the Convertible Note being converted, divided by $5.75, as may be adjusted from time to time in accordance with the terms of the Convertible Note. The Convertible Note may be prepaid at the Company's option.

                  Pursuant to the terms of the Convertible Note, the entire unpaid principal amount of the Convertible Note, together with accrued interest and charges thereon shall be due and payable upon the occurrence of an "Event of Default" under the Convertible Note. An "Event of Default" under the Convertible Note shall include, such things as, (a) the Company's failure to make any payment due thereunder within 10 days after the due date therefor and failure to make such payment for an additional 30 days after written notice of such non-payment; (b) the Company's breach of any material obligation under Section 5 of the Convertible Note, relating to conversion of the Convertible Note, if such breach has not been cured within 60 days; (c) a Default (as described below) under the Pledge Agreement giving due recognition of any notice and cure provisions thereof. The Convertible Note also provides that the Maturity Date may be accelerated in the event that (i) the Seller terminates his employment under the Employment Agreement (as defined below) for "Good Reason" in certain circumstances or (ii) Dolphin terminated Seller's employment under the Employment Agreement without "cause". The indebtedness evidenced by the Convertible Note is secured by the Stock Pledge Agreement, dated as of March 21, 1997 between the Company and the Seller (the "Pledge Agreement").

                  Pursuant to the terms of the Pledge Agreement, the Company, among other things, granted to the Seller a continuing lien and security interest in and to the Dolphin Shares and the proceeds thereof. The Company also generally agreed, among other things, (i) to maintain working capital (as defined in the Pledge Agreement) and stockholder's equity (as defined in the Pledge Agreement) levels, as provided therein, (ii) not to liquidate, dissolve, merge or consolidate Dolphin or sell substantially all of its assets, (iii) not to borrow money from any person other than the Company or loan money to any person other than the Company and (iv) not to sell, lease, assign or grant a lien on the Dolphin Shares. In addition, the Pledge Agreement, generally, provides that a "Default" shall occur upon the occurrence of certain events including, but not limited to,: (i) any "Event of Default" under the Convertible Note; (ii) failure to perform, observe or comply with a material provision of the Pledge Agreement and cure such breach after written notice thereof; (iii) a breach of a representation or warranty contained in the Pledge Agreement or a breach of certain representations or warranties contained in the Stock Purchase Agreement or any officer certificate relating thereto; (iv) liquidation, dissolution of termination of Dolphin; or (v) bankruptcy of the Company. Upon and after the occurrence of a Default, the Seller may, among other rights and remedies, exercise his right to sell the Collateral, or any part thereof in accordance with and subject to the provisions described in the Pledge Agreement.

                  Pursuant to a Registration Rights Agreement (the "Registration Rights Agreement"), dated as of March 21, 1997, the Company granted Seller certain demand registration rights pertaining to the Conversion Shares held by the Seller and incidental "piggyback" registration rights pertaining to the Purchaser Shares.

                  In connection with the transactions contemplated by the Stock Purchase Agreement, Mr. Gardner and Dolphin entered into an Employment Agreement, dated March 21, 1997 (the "Employment Agreement") for a three (3) year term, subject to the possibility of earlier termination pursuant to the provisions of paragraph 9 thereof. Pursuant to the terms of the Employment Agreement, Mr. Gardner shall be employed as the President and Chief Executive Officer of Dolphin.


Item 2.  Description of Property

                  On November 1, 1993, the Company entered into a lease (the "Initial Lease") for approximately 5,000 square feet of office space for a term of four and one-half years, at 24 West 25th Street, New York, New York. The lease provides for an initial annual rental of $51,970, with an annual escalation adjustment of 4%. In July 1995, the Company entered into a second lease (the "Second Lease") for approximately 5,000 square feet of additional office space on the fifth floor at 24 West 25th Street. The Second Lease, which runs through April 1998, contains substantially the same terms and conditions as the Initial Lease. The Second Lease provides for minimum annual rent of $48,750 throughout the term. Each of the Initial Lease and the Second Lease (collectively, the "Leases") provided that the Company may cancel said Leases effective as of September 30, 1996 by giving notice thereof to the Landlord no later than April 30, 1996. At the end of April, 1996, the Company gave notice to the Landlord of its intent to cancel each of the Leases effective as of September 30, 1996. The Company has subsequently extended its leases until March 31, 1997 and is currently in the process of renewing such Leases for space on the fifth, tenth and eleventh floors at 24 West 25th Street, New York, New York for a term of five years with a two-year cancellation clause.

                  The Company shared office space with BPVP and Byron Preiss Electronic Books, Inc. from the Company's inception through February 1994. During such time, BPVP provided all of the secretarial, bookkeeping and maintenance for the office, for which BPVP charged the

Company the amount of $1,700 per week. On January 1, 1995, the Company entered into a one-year Management Services Agreement (the "1995 Management Services Agreement") with BPVP pursuant to which BPVP agreed to provide the Company with the services of certain employees, and the use of certain office space, equipment, furniture, utilities and such other items as the Company and BPVP may agree (collectively, the "Management Services"). Pursuant to the 1995 Management Services Agreement, the Company paid a total of $195,736 to BPVP during 1995. The Company entered into a one-year Management Services Agreement, dated as of January 1, 1996 (the "1996 Management Services Agreement"), with BPVP, which contains substantially the same terms and conditions as set forth in the 1995 Management Services Agreement. In connection with the 1996 Management Services Agreement, during 1996 the Company paid to BPVP a total of $185,319. At this time, during 1997, the Company intends to assume the lease on the eleventh floor and to sublet a portion of said space to BPVP and related parties. Furthermore, certain employees of BPVP continue to provide services to the Company and the Company may enter into a management services agreement with BPVP for 1997, which agreement, if consummated, will require the payment of substantially less fees than that required under the 1996 Management Services Agreement. In addition, approximately three former employees of BPVP have been made employees of the Company since the inception of the Company. The Company believes that the use of BPVP's facilities, employees, resources and services have been, if continued, will be upon terms and conditions which the Company believes to be at least as favorable as will continue to could have been obtained in arms-length negotiations with independent third parties.


ITEMS 3. LEGAL PROCEEDINGS.

                  The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to the Company's business. However, the Company (i) is currently engaged in an audit by the Internal Revenue Service relating to an examination of the Company's Form 1120 for the year ended December 31, 1994 and (ii) is currently engaged in an audit by the New York State Department of Taxation and Finance relating to a sales and use tax audit of the Company for the period commencing with the Company's inception in July 1992 through February 29, 1996. The Company believes that the foregoing investigations are ordinary and routine in nature and will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None during the fourth quarter of the year ended December 31, 1996.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Since the effectiveness of the Company's initial public offering on May 11, 1994, the Company's Common Stock and Warrants have been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market under the symbols "CDRM" and "CDRMW", respectively, and on the Boston Stock Exchange under the symbols "BYP" and "BYPW", respectively. At the Company's request, on May 16, 1994, the Company's Units (each Unit consisting of two shares of Common Stock and two Redeemable

Common Stock Purchase Warrants) were delisted from the NASDAQ Small Cap Market and do not trade independently. Set forth below are the range of reported high and low bid and ask quotations for the Company's Common Stock and Warrants for each of the quarters indicated as reported on the NASDAQ Small Cap Market. All over-the-counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                                  Price Per Share
                                                  Of Common Stock                        Price Per Warrant
                                                  ---------------                        -----------------
                                                     BID               ASK            BID               ASK

                                                     ---               ---            ---               ---
Year Ended December 31, 1994

Second Quarter                                    High 5 5/8          6 1/8           2 1/2            3
                                                  Low  4              4 3/8           1                1 3/8

Third Quarter                                     High 6 5/8          7               3 1/2            3 3/4
                                                  Low  5 1/8          5 5/8           1 5/8            2 1/4

Fourth Quarter                                    High 6 7/8          7               3 1/2            4 1/8
                                                  Low  4 3/4          5 3/8           1 5/8            2 1/4

Year Ended December 31, 1995

First Quarter                                     High 5 1/2          7               2 7/8            3 1/4
                                                  Low  5 1/8          5 1/2           2                2 1/4

Second Quarter                                    High 6 7/8          7 3/8           2 3/4            3 1/4
                                                  Low  5 3/8          6 1/8           1 5/8            2 3/8

Third Quarter                                     High 9 7/8          10 1/4          3 1/8            3 1/2
                                                  Low  5 5/8           5 1/2          1 7/8            2 3/8

Fourth Quarter                                    High 9 7/8          10 1/8          2 7/8            3 3/8
                                                  Low  7               7 5/8          1 3/4            2 1/8

Year Ended December 31, 1996

First Quarter                                     High 8 1/2          9               2 1/4            2 1/2
                                                  Low  7 1/8          7 3/8           1 1/2            2

Second Quarter                                    High 6 7/8          7 1/4           1 3/4            2 1/16
                                                  Low  5 1/2          6               1 1/4            1 5/8

Third Quarter                                     High 4 1/4          4 3/4           1 1/8            1 3/8
                                                  Low  3 1/2          3 7/8             9/16             7/8

Fourth Quarter                                    High 3 1/2          3 3/4           1 1/8            1 5/16
                                                  Low  1 7/8          2 1/4             9/16             3/4

                  Holders. As of December 31, 1996, the Company, to its knowledge, had approximately 109 shareholders of record of its Common Stock (representing approximately 1100 beneficial owners of the Common Stock) and approximately 46 holders of record of its Warrants (representing approximately 1050 beneficial owners of the Warrants).

                  Dividends. The Company has not paid dividends on its Common Stock since its inception and has no intention to pay any dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, plans for expansion, general economic conditions and other pertinent factors. In addition, under the terms of the Viacom Purchase Agreement, the Company may not pay any cash dividends to its shareholders without Viacom's prior written consent. See "DESCRIPTION OF BUSINESS -- Viacom Purchase Agreement."

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto (the "Financial Statements") included elsewhere in the Form 10-KSB.

         (a)      General.

                  Byron Preiss Multimedia Company, Inc. a New York corporation, was incorporated in July 1992 to develop, publish and distribute interactive multimedia software on CD-ROM (Compact Disc-Read Only Memory) in addition to other multimedia formats, including books and on-line. The Company has established many strategic relationships and its primary strategy has been to develop top-quality content in on-line, print, or broadcast forms, based on licenses of existing or new media products or talents in specific areas with consumer, educational, entertainment or professional appeal and recognition. In March 1995, Viacom International Inc., a subsidiary of Viacom Inc. and an affiliate of Simon & Schuster, Inc. purchased a 20% interest in the Company offering Byron Preiss Multimedia opportunities to make contact with such global Viacom brands as Simon & Schuster, Nickelodeon, the Sci-fi Channel, and MTV. The Company's early emphasis on CD-ROM publishing has evolved into a multiple media focus, allowing the Company to use its experience in digital production to produce content for the Internet, traditional print books, videotapes, and new platforms such as DVD (Digital Versatile Discs) and advanced MMX Pentium computers. The Company has also established international co-publishing relationships with some of the largest European and Asian educational and software publishers including companies located in the United Kingdom, Germany, Spain, Australia, Japan and Korea. Through its wholly owned subsidiary Virtual Comics, Inc., the Company has developed interactive and print comics as well as merchandise.

         (b)      Results of Operations.

                  Net Revenues. Net revenues for fiscal year 1996 amounted to $6,891,305 as compared to net revenues of $6,314,501 for fiscal year 1995. CD-ROM net revenues accounted for $5,698,094 or 83% of net revenues for fiscal year 1996 as compared to $5,300,340 or 84% of net revenues for fiscal year 1995. Books accounted for net revenues of $1,193,211 or 17% of total net revenues in fiscal year 1996 as compared to $1,014,161 or 16% of total net revenues in fiscal year 1995. (See Note 12 to Financial Statements).

                  Under both the Company's co-publishing and distribution arrangements with Simon & Schuster, CD-ROM net revenues totalled $4,803,237 or 70% of net revenues in fiscal year 1996 as compared to $1,562,000 or 25% of net revenues in the prior year. Under the Company's agreement with Penguin Electronic Publishing, a division of Penguin Books USA Inc., CD-ROM net revenues totalled $578,938 in fiscal year 1996 as compared to $159,000 in the prior year.

                  The Company completed twelve CD-ROM titles of which eight were under the Company's co-publishing relationship with Simon & Schuster Interactive. These titles include: (i) The Timetables of Technology, a 3D exploration of technology from the discovery of fire in the Stone Age to the creation of the Internet in the Information Age; (ii) Forbes Corporate Warrior a fast-paced action game whereby the player competes for wealth and share price, (iii) The Way Baseball Work, an entertainment and reference disc produced in conjunction with The National Baseball Hall of Fame and Museum;
(iv) American Heritage: The History of the United States for Young People an American History reference disc geared towards young people based on the widely used Prentice Hall textbook The American Nation; (v) Philip Marlowe Private Eye Game a mystery/adventure game based on Raymond Chandler's classic detective; (vi) American Heritage: Lincoln, based on the life and times of one of America's most revered presidents and (vii) Illusion: a Scientific American Library title, which lets users take a tour of the universe from the building blocks of matter to deep space, a tour of the universe from the tiniest building blocks of matter to the deepest edges of known space.

                  Under the Company's co-publishing agreement with Penguin Electronic Publishing, a division of Penguin Books USA Inc., the Company completed four CD-ROM titles, two of which are based on the works of John Steinbeck Library: The Pearl & The Red Pony and The Grapes of Wrath. The other two CD-ROM titles are Total Television, a multimedia encyclopedia and trivia game spanning the history of television and The Inside- Outside World a treasure hunt game for children based on the popular book series by Roxie Munro.

                  Under the Company's distribution agreement with Simon & Schuster Distribution Services, the Company distributed three new titles including Spider-Man The Sinister Six featuring the #1 Super Hero from Marvel Comics; Sci-Fi Channel Trivia Game; and Westworld 2000 an interactive action/strategy game based on the science fiction film Westworld which was directed by Michael Chichton.

                  Under the Company's agreements with Marvel Entertainment Group, it co- published with Putnam Berkley Group, Inc. thirteen books including Stan Lee's Riftworld: Odyssey, X-Men: Mutant Empire Books 2:
Sanctuary, The Ultimate X-Men, Spider-Man Goblin's Revenge, Spider-Man & the Incredible Hulk: Rampage (Doom's Day Book 1), Daredevil: Predator's Smile, The Ultimate Super-Villains, Spider-Man: The Lizard Sanction, Spider-Man: The Octopus Agenda, Iron Man: Operation A.I.M. Under this arrangement net revenues for fiscal 1996 totalled approximately $1,027,420 as compared to $1,014,000 for the 1995 fiscal year.

                  Under a new co-publishing arrangement with Pocket Books, a division of Simon & Schuster, the Company completed and distributed three books including Spider-Man:

Midnight Justice, Spider-Man: The Sinister Six and Spider-Man: Deadly Cure. Net revenues under our distribution agreement with Pocket Books totalled approximately $165,791 in 1996.

                  In fiscal 1995 the Company had revenues from the recognition of amounts previously paid to the Company pursuant to an agreement with Microsoft Corporation in connection with the development, production, and publication of certain CD-ROM titles and additional payments to the Company as the result of an amendment of said agreement.

                  The entertainment software industry is highly seasonal. Product demand typically peaks during the holiday season. Timely releases to meet demand are crucial to success, and delays will result in lost sales during peak times. Other factors may lead to quarterly fluctuations included delays in market acceptance of new products, timing of orders by distributors and dealers, and direct-mail and other marketing expenditures. Delays are prevalent in the business of software production.

                  Cost of Revenues. Cost of revenues increased to $6,949,037 for fiscal year 1996, up from $4,440,919 in fiscal year 1995. The dollar increase in the cost of revenues is attributed to both the increase in the number of CD-ROMs and books titles completed during the year as well as higher development and marketing costs for certain CD-ROM titles developed in fiscal year 1996 as compared to fiscal year 1995. As a percentage of revenues, cost of revenues increased during fiscal year 1996 to 101% up from 70% for net fiscal year 1995, as a result of higher development costs for certain of its CD-ROM titles. During 1996, in accordance with the Company's accounting policy (See Note 2 to Financial Statements), the Company elected to defer certain development costs and amortize those costs over various periods up to and including eighteen months. In fiscal year 1995 all costs associated with the development and completion of CD-ROM were included in cost of revenues. (See
Note 2 to Financial Statements). Under the Simon & Schuster Interactive and Penguin Electronic Publishing co- publishing agreements development fees are recorded as a sale upon final acceptance by Simon & Schuster Interactive or Penguin of a CD-ROM title. There are no advance development fees associated with the Simon & Schuster Interactive Distribution Agreement or the Co-Publishing Agreement with Putnam Berkley Group Inc.

                  Selling, General and Administrative Expenses. Selling, General and Administrative expenses decreased slightly to $3,635,062 in fiscal year 1996, from $3,748,652 in fiscal year 1995. As a percentage of revenues, selling, general and administrative expenses also decreased to 53% in fiscal year 1996, from 59% in the prior year. The decrease in both the dollar amount and as a percent of net revenues can be partially attributed to the cost reduction program which the Company implemented during fiscal year 1996. The major reductions in 1996 as compared to 1995 is attributed to a $340,143 reduction in distribution costs associated with our distribution agreement with Simon and Schuster Interactive as a result of more CD-ROM titles being co-published as well as a reduction in legal expenses, salaries and messengers costs.

                  Other Income. Other income decreased to $132,927 in fiscal year 1996, down from $333,186 in fiscal year 1995, due principally to less funds being available for investment.

                  Liquidity and Capital Resources. The Company's balance sheet at December 31, 1996 reflects cash and cash equivalents totalling $1,381,998 with working capital of $1,303,803 and a current ratio of 1.5 times. As of December 31, 1996, the Company had virtually no debt. Under a letter agreement with America Online, Inc. the Company was advanced $300,000 in 1996 to fund development costs of the potential joint venture. The advance has been recorded as a long term royalty payable. (See Note 6 to Financial Statements). At this time, the Company believes its existing cash, cash equivalents, anticipated cash flow from operations together with the proceeds from its recent financing will be adequate to meet the Company's cash requirements for fiscal 1997. On February 5, 1997, the Company completed the sale of 8.0% Convertible Debentures due January 31, 1999 in an aggregate principal amount of $2,000,000 in reliance upon the exemption from registration under Regulations S afforded by the Securities Act of 1933, as amended. In connection with the transaction, the Company received net proceeds in the amount of approximately $1,840,000. (excluding legal, accounting and other miscellaneous expenses). (See Note 13 to Financial Statements).

ITEM 7.  FINANCIAL STATEMENTS.

The following financial statements are furnished as part of this Annual Report on Form 10-KSB:

INDEX TO FINANCIAL STATEMENTS.                                      Pages

         Report of Independent Public Accountants                    F-1

         Consolidated Balance Sheet as of December 31, 1996          F-2


         Consolidated Statements of Operations For the Years         F-3
         Ended December 31, 1996 and December 31, 1995

         Consolidated Statements of Changes in Shareholders'         F-4
         Equity for the Years Ended December 31, 1996 and
         December 31, 1995

         Consolidated Statements of Cash Flows for the Years         F-5
         Ended December 31, 1996 and December 31, 1995

         Notes to Consolidated Financial Statements                  F-6

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

None.

                                   PART III

                  The information required by Part III, Items 9, 10, 11 and 12 of this Form 10-KSB are incorporated by reference from the Company's definitive proxy statement (to be filed in accordance with ss.240.14a-101, Schedule 14A) which involves the election of directors and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

         The following documents heretofore filed by the Company with the Securities and exchange Commission ("SEC") are hereby incorporated by reference:

EXHIBIT NO.                         DESCRIPTION

         The following documents heretofore filed by the Company with the Securities and Exchange Commission ("SEC") are hereby incorporated by reference:

3.1      Restated Certificate of Incorporation and Amendment thereto*

3.2      Amended and Restated By-laws*

4.1      Specimen Common Stock Certificate*

4.2      Specimen Redeemable Warrant Certificate*


4.3      Underwriter's Warrant Certificate*

4.4 Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company*

10.1 Employment Agreement, dated April 1, 1994, between the Company and Byron Preiss*+

10.2 Multimedia Publishing Agreement, dated July 1993, between the Company and Microsoft Corporation*

10.3     1993 Stock Option Plan*+

10.4 Agreement of Lease, dated October 29, 1993, between the Company and 24-28 West 25th St. Associates, L.P.*

10.5 Voting Trust Agreement, dated July 15, 1993, among Robert Oehler and the voting trustees, as amended*

10.6 Form of Consulting Agreement between the Company and Thomas James Associates, Inc.*

10.7     Amendment, dated March 21, 1994, to Multimedia
         Publishing Agreement, between the Company and Microsoft Corporation*

10.8 Letter Agreement, dated April 1, 1993, between Byron Preiss Visual Publications, Inc. ("BPVP"), and the Company.*

10.9 Letter Agreement, dated April 1, 1993, between Byron Preiss Electronic Books, Inc., and the Company.*

10.10 $700,00 principal amount Promissory Note, dated June 11, 1993, payable by the Company to the order of Berman CD-ROM Partnership, L.P., a New York limited partnership; $25,000 principal amount Promissory Note, dated June 25, 1993, payable by the Company to the order of Richard S. Meisenberg; and $30,000 principal amount Promissory Note, dated July 27, 1993, payable by the Company to the order of Craig Gordon*

10.11 Agreement, dated March 1, 1993, between the Company and Doubleday, a division of Bantam Doubleday Dell Publishing Group, Inc.*

10.12 Agreement, dated June 16, 1993, between the Company and W.H. Freeman & Company, a division of Scientific American, Inc.*

10.13 Agreement, dated August 9, 1993, between the Company and David Larkin, Paul Rocheleau and Michael Freeman*

10.14 Letter Agreement, dated May 15, 1992, between BPVP and Gahan Wilson and letter agreement, dated July 14, 1993, between BPVP and Gahan Wilson*

10.15    Agreement, dated January 20, 1995, between Byron Preiss Video

         Production Inc. and Ray Bradbury, and amendment thereto*

10.16 Agreement, dated October 30, 1992, between the Company and Philip Marlowe, B.V.*

10.17 Letter Agreement (the "Letter Agreement"), dated April 1, 1994, among the Company, BPVP, and Byron Preiss Electronic Books, Inc.*

10.18 Agreement, dated February 1, 1994, between the Company and Gaga Communications, Inc.*

10.19 Letter Agreement, dated January 18, 1994, between the Company and Marvel Entertainment Group, Inc.*

10.20 Affiliate Label Distribution Agreement dated June 21, 1994 between Time Warner Interactive Group and the Company.**

10.21 Stock Purchase Agreement dated March 22, 1995 between Viacom International Inc. and the Company.**

10.22 Registration Rights Agreement dated March 22, 1995 between Viacom International Inc. and the Company.**

10.23 Software Development Agreement dated March 21, 1995 between Simon & Schuster Interactive, a division of Simon & Schuster, Inc. and the Company.**

10.24 Amendment, dated March 22, 1995, to the Employment Agreement, dated April 1, 1994, between the Company and Byron Preiss**+

10.25 Agreement dated September 1, 1994 between Marvel Entertainment Group, Inc. ("Marvel") and the Company.**

10.27 Warrant Agreement and Certificate dated March 22, 1995 between Viacom International, Inc. and the Company.**

10.28 Warrant Agreement and Certificate dated March 22, 1995 between Viacom International, Inc. and the Company.**

10.29 Management Services Agreement dated January 1, 1995 between the Company and BPVP.**

10.30    1993 Stock Option Plan, as amended.**

10.31 Co-Publishing Agreement dated September 26, 1994 between Putnam Berkeley Group, Inc. and the Company.***

10.32 Agreement dated as of February 15, 1995, between the Company and Marvel.***


10.33 Agreement dated as of June 15, 1995 between Marvel and the Company.***

10.34 Agreement dated as of June 28, 1995 between Marvel and the Company.***

10.35 Agreement of Lease, effective as of September 1, 1995, between the Company and 24-28 West 25th Street Associates, L.P.***

10.36 Agreement dated October 20, 1995 between the Company and Penguin Electronic Publishing, a division of Penguin Books USA Inc.***

10.37 Management Services Agreement dated as of January 1, 1996 between the Company and BPVP.***

10.38 CD-ROM Distribution and Replication Agreement dated February 2, 1996 between Macmillan Publishers Limited and the Company.***

10.39 Amended and Restated Distribution Agreement dated as of January 1, 1996 between Simon & Schuster Interactive Distribution Services, a division of Simon & Schuster, Inc. and the Company.** Multimedia Publishing Agreement, between the Company and Microsoft
         Corporation.**

10.40 Amendment No. 3 to Multimedia Publishing Agreement, between the Company and Microsoft Corporation.**

10.41    Form of Offshore Securities Subscription Agreement.****

10.42    Form of 8% Convertible Debenture payable by the Registrant.****

10.43    Press Release dated February 6, 1997.****

10.44 Stock Purchase Agreement, dated as of March 21, 1997, between Byron Preiss Multimedia Company, Inc. (the "Company") and Andrew K. Gardner (the "Seller").*****

10.45 Convertible Note, dated March 21, 1997, in the principal amount of $1,750,000 from the Company to the Seller.*****

10.46 Stock Pledge Agreement, dated as of March 21, 1997, between the Company and the Seller.*****

10.47 Employment Agreement dated as of March 21, 1997 between Dolphin, Inc. and the Seller.*****

10.48 Registration Rights Agreement, dated as of March 21, 1997, between the Company and the Seller.*****

    * Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 11, 1994 (No. 33-74990-NY).


   ** Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on From SB-2 filed with the Commission on May 10, 1996 (No. 33-74990-NY)

  *** Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 filed with the Commission on March 29, 1996.

 **** Incorporated by reference to the Company's Form 8-K filed with the Commission on or about February 19, 1997.

***** Incorporated by reference to the Company's Form 8-K filed with the Commission on or about March 27, 1997.

         +  This Exhibit represents a management contract or compensatory plan.

         THE FOLLOWING DOCUMENTS ARE FILED HEREWITH:

         21  Subsidiaries of the Company.
         27  Financial Data Schedule.

                  (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fourth quarter ended December 31, 1996.

                                  SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BYRON PREISS MULTIMEDIA COMPANY, INC.

Date:  March 31, 1997                   By:  /s/ Byron Preiss
                                           ------------------
                                             Byron Preiss, Chief Executive
                                             Officer and President


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Byron Preiss and James R. Dellomo, jointly and severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature and Title                    Date
By:      /s/ Byron Preiss                                March 31, 1997
         -----------------------------------------
         Name:   Byron Preiss
         Title:  Chief Executive Officer,
                 President (Principal Executive
                 Officer) and a Director

By:      /s/ James R. Dellomo                            March 31, 1997
         -----------------------------------------
         Name:   James R. Dellomo
         Title:  Chief Financial Officer,
                 (Principal Accounting Officer)
                 and a Director

By:      /s/ Matthew Shapiro                             March 31, 1997
         -----------------------------------------
         Name:   Matthew Shapiro
         Title:  Director

By:                                                      March   , 1997
         -----------------------------------------
         Name:  Marvin Sharfstein
         Title: Director

By:      /s/ Jack Romanos                                March 31, 1997
         -----------------------------------------
         Name:  Jack Romanos
         Title: Director

By:      /s/ Roger Cooper                                March 31, 1997
         -----------------------------------------
         Name:  Roger Cooper
         Title: Director




                     BYRON PREISS MULTIMEDIA COMPANY, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1996 AND 1995
                        TOGETHER WITH AUDITORS' REPORT




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Byron Preiss Multimedia Company, Inc.:

We have audited the accompanying consolidated balance sheet of Byron Preiss
Multimedia Company, Inc. (a New York corporation) and subsidiaries as of
December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Byron
Preiss Multimedia Company, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

New York, New York
March 7, 1997 (except with respect
to the matter discussed in the last
paragraph of Note 13 as to which
the date is March 21, 1997)




            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1996


                                    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                     $     1,381,998
    Accounts receivable, net                            2,049,311
    Inventory                                             394,000
    Other current assets                                   64,056
                                                  ---------------
                 Total current assets                   3,889,365

PREPUBLICATION COSTS AND RIGHTS PURCHASED               2,745,216

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                 543,206

OTHER ASSETS                                              212,373
                                                  ---------------
                 Total assets                     $     7,390,160
                                                  ===============



         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses         $     1,810,640
    Deferred income                                       639,997
    Other current liabilities                             134,925
                                                  ---------------
                 Total current liabilities              2,585,562

ROYALTY PAYABLE                                           300,000
                                                  ---------------
                 Total liabilities                      2,885,562
                                                  ---------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
    Preferred stock, 5,000,000 shares
    authorized; 0 shares issued and outstanding

    Common stock, 30,000,000 shares authorized;
    4,261,875 shares issued and outstanding,
    $.001 par value                                         4,262


    Additional paid-in capital                         10,789,441

    Retained deficit                                   (6,289,105)
                                                  ---------------
                 Total shareholders' equity             4,504,598
                                                  ---------------
                 Total liabilities and
                   shareholders' equity           $     7,390,160
                                                  ===============

The accompanying notes are an integral part of this consolidated balance sheet.




            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   1996             1995
                                                   ----             ----

NET REVENUES                                  $    6,891,305    $    6,314,501

COST OF REVENUES                                   6,949,037         4,440,919
                                              --------------    --------------
                 Gross (loss) profit                 (57,732)        1,873,582

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       3,635,062         3,748,652
                                              --------------    --------------
                 Loss from operations             (3,692,794)       (1,875,070)

OTHER INCOME, net                                    132,927           333,186
                                              --------------    --------------
                 Net loss                     $   (3,559,867)   $   (1,541,884)
                                              ==============    ==============

NET LOSS PER WEIGHTED AVERAGE SHARES
    OUTSTANDING                               $        (0.84)   $        (0.38)
                                              ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                4,261,875         4,072,718
                                              ==============    ==============

The accompanying notes are an integral part of these consolidated statements.




            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                  Additional
                                                   Common           Paid-in            Retained
                                                   Stock            Capital            Deficit              Total
                                                   -----            -------            -------              -----
BALANCE, December 31, 1994                       $   3,410     $     4,851,378    $   (1,187,354)     $     3,667,434

    Proceeds from sale of common stock, net
       (May 11, 1994)                                  852           5,871,993                -             5,872,845

    Net loss for the year ended December 31,
       1995                                             -                   -         (1,541,884)          (1,541,884)
                                               -----------     ---------------    --------------      ---------------
BALANCE, December 31, 1995                           4,262          10,723,371        (2,729,238)           7,998,395

    Compensation expense                                -               66,070                -                66,070

    Net loss for the year ended December 31,
       1996                                             -                   -         (3,559,867)          (3,559,867)
                                               -----------     ---------------    --------------      ---------------
BALANCE, December 31, 1996                       $   4,262     $    10,789,441    $   (6,289,105)     $     4,504,598
                                                 =========     ===============    ==============      ===============


The accompanying notes are an integral part of these consolidated statements.

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                        1996              1995
                                                                                        ----              ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss                                                                       $    (3,559,867)  $    (1,541,884)
    Adjustments to reconcile net loss to net cash provided by operating activities-
          Depreciation and amortization:
              Equipment, leasehold improvements and organizational costs                   223,087           121,970
              Prepublication costs and rights purchased                                  5,881,732         3,367,217
              Compensation expense                                                          66,070                -
          Changes in operating assets and liabilities-
              Accounts receivable                                                       (1,233,511)           79,901
              Inventory                                                                   (122,064)         (194,244)
              Other assets                                                                (192,708)           15,987
              Accounts payable and accrued expenses                                        918,111           659,647
              Other current liabilities                                                   (177,494)           73,442
              Deferred income                                                             (124,770)         (592,187)
                                                                                   ---------------   ---------------
                 Net cash provided by operating activities                               1,678,586         1,989,849
                                                                                   ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of marketable securities                                                          982,710        11,739,810
    Purchase of marketable securities                                                           -        (11,248,565)
    Prepublication costs and rights purchased                                           (5,970,528)       (4,654,363)
    Acquisition of fixed assets                                                           (201,890)         (335,501)
                                                                                   ---------------   ---------------
                 Net cash used in investing activities                                  (5,189,708)       (4,498,619)
                                                                                   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Royalty Payable                                                          300,000                -
    Proceeds from issuance of common stock, net                                                 -          5,872,845
                                                                                   ---------------   ---------------
                 Net cash provided by financing activities                                 300,000         5,872,845
                                                                                   ---------------   ---------------
                 Net (decrease) increase in cash and cash equivalents                   (3,211,122)        3,364,075

CASH AND CASH EQUIVALENTS, beginning of year                                             4,593,120         1,229,045
                                                                                   ---------------   ---------------

CASH AND CASH EQUIVALENTS, end of year                                             $     1,381,998   $     4,593,120

                                                                                   ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for-
          Taxes                                                                    $        20,750   $         9,205
          Interest                                                                           2,785             3,587

The accompanying notes are an integral part of these consolidated statements.

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

1.  ORGANIZATION

Byron Preiss Multimedia Company, Inc. and its subsidiaries (the "Company" or "BPMC") was incorporated in the State of New York in July 1992, to develop and publish interactive multimedia software. In 1996, the Company's primary strategy was to develop products for use on various electronic and nonelectronic mediums based on licenses of media products or talents in specific areas with proven consumer, educational, or professional appeal. Its products target the North American consumer, school, library, and small business markets. A significant portion of the Company's products employ interactive multimedia technology designed to make them easy to use. The Company develops and publishes software on CD-ROMs and other digital formats for use with popular personal computers such as IBM and IBM-compatible PCs and the Apple Macintosh and the Apple Power PC. Such software development also includes interactive comic book titles created on a digital format for use on on-line services. The Company's operations also include the publishing of books and other print materials.

The Company has sustained net losses of approximately $3,560,000 and $1,542,000 for the years ended December 31, 1996 and 1995, respectively. Management believes that its liquid assets of cash and net accounts receivable aggregating approximately $3,400,000 as of December 31, 1996, the $1,840,000 net cash received from the sale of convertible debentures subsequent to year-end (Note 13), and the anticipated cash flows from Dolphin, Inc., its newly acquired subsidiary (Note 13), provide sufficient resources to allow the Company to continue to operate through December 31, 1997.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Virtual Comics, Inc., Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. Virtual Comics, Inc. was incorporated in the State of Delaware in November 1996. Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. have had no activity in 1996 and 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

      Development Revenue - Revenues related to the development of CD-ROM and book titles are recorded upon completion and delivery of each title.

      Revenues from the sale of CD-ROM and book titles to end users are recorded upon shipment.

      Sale of Titles - Revenues related to the sale of titles not covered by copublishing agreements (which are generally made by distributors) are recorded upon shipment to end users, subject to appropriate reserve for returns. According to distributor agreements, accounts receivable from distributors for such sales are to be remitted net of return reserves. As of December 31, 1996, the Company has accounts receivable from distributors net of return reserves of approximately $1,142,000. Subsequent to the delivery of the titles, the Company does not have any material or significant obligations. The Company's sales of titles occur primarily with two of its distributors under agreements described in
      Note 11.

Equipment and Leasehold Improvements

Equipment is stated at cost. For financial reporting purposes, equipment is being depreciated over five years using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.

Prepublication Costs and Rights Purchased

Prepublication costs are capitalized and represent the time and expenses relating to work performed in order to prepare a working product ready for sale. For financial reporting purposes, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen months.

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

Deferred Income

Deferred income primarily represents amounts received under copublishing relationships (Note 11). These amounts are recorded as deferred income pending the final testing and acceptance of each title.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts as of year-end based on the enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Weighted Average Shares Outstanding

Net loss per weighted average shares outstanding is computed based on the weighted average number of common stock outstanding during the period. All common stock equivalents were determined to be antidilutive.

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

Stock-based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to key employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.


As required, the Company has adopted SFAS No. 123 to account for stock-based compensation awards to outside consultants. Accordingly, compensation costs for stock option awards granted to outside consultants is measured at the date of grant based on the fair value of the award using the Black Scholes option pricing model. (Note 7).

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

3.  RELATED PARTY TRANSACTIONS

Byron Preiss, a principal shareholder and CEO of the Company, is also the owner and CEO of Byron Preiss Visual Publications ("BPVP") and co-owner of General Leasing Company, Inc. and Byron Preiss/Richard Ballantine, Inc. These companies function as book producers, acquiring licenses from authors and institutions. BPMC has purchased several such licenses from said companies upon terms, including royalties in certain cases, which the Company believes are as favorable as the terms which the Company could have obtained in dealing with unaffiliated parties, and will have the opportunity to purchase additional licenses under similar terms and conditions.

The Company reimburses BPVP for certain itemized expenses, including partial salary reimbursements. Effective January 1, 1995, the Company entered into the Management Services Agreement with BPVP covering the use of certain services, office space, employees and office equipment. The Agreement was subsequently amended to provide for termination on December 31, 1996. Total amounts paid to BPVP for the years ended December 31, 1996 and 1995 were $185,319 and $195,736, respectively. As of December 31, 1996, there were no amounts due BPVP.

The Company also contracts public relations and marketing services from Hilsinger Mendelson, Inc., on a project by project basis, whose president is the spouse of Byron Preiss. Total amounts paid to Hilsinger Mendelson, Inc. for the years ended December 31, 1996 and 1995 were $37,843 and $45,830, respectively. As of December 31, 1996, $3,552 was outstanding for services rendered.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company may not pay any cash dividends without the written consent of Viacom.

5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at December 31, 1996:

             Equipment                        $    783,950
             Furniture and fixtures                 49,570
             Leasehold improvements                121,091
                                              ------------
                                                   954,611
                                              ------------
             Less- Accumulated depreciation        411,405
                                              ------------
                                              $    543,206
                                              ============

6.  ROYALTY PAYABLE

The Company is currently engaged in discussions concerning the terms of a proposed joint venture with America Online, Inc. ("AOL") under a letter of intent (the "Letter"). Under the Letter, entered into in November 1996, the Company was advanced $300,000 in 1996 to fund development costs of the potential joint venture. These funds will be repaid in accordance with the Letter. Until negotiations have been concluded upon, the Company has recorded the advance as a royalty payable as of December 31, 1996 under the terms of the Letter. The parties have not finalized any agreement relating to the advance royalty borrowing. Based on preliminary discussions with AOL, the Company believes that such amount will be payable beyond 1997 or converted into some form of equity. Accordingly, these amounts have been classified as long-term. There can be no assurance that such a joint venture will be entered into.

7.  STOCK OPTION PLAN

The Company's 1993 stock option plan (the "1993 Plan"), as amended, provided for the granting of stock options to employees, officers, directors, consultants and others to purchase up to 425,000 shares of common stock. On April 15, 1996, the shareholders approved an amendment to the 1993 Plan to increase the number of shares of common stock available for issuance, pursuant to the 1993 Plan, by 100,000 shares to a total of 525,000 shares of common stock of the Company.

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

No options under the 1993 Plan are permitted to be granted after the tenth anniversary of the effective date of the 1993 Plan. Under the 1993 Plan, the Company has granted 317,640 options through December 31, 1996. The majority of such options are five-year options and vest equally over three years. All options granted under the 1993 Plan provide for the payment of the exercise price in cash or, with the approval of the Board of Directors of the Company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of those methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

Any unexercised option that is terminated, canceled or expires for any reason without being exercised in full may again become available for issuance under the 1993 Plan, unless the 1993 Plan has been terminated.


The Company accounts for awards granted to employees and directors under APB No. 25. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1996             1995
                                                ----             ----
                Net loss:

                    As reported         $    (3,559,867)  $    (1,541,884)
                    Pro forma                (3,617,477)       (1,583,745)

                Primary EPS:

                    As reported                   (.84)             (.38)
                    Pro forma                     (.85)             (.39)

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

During 1996 and 1995, the Company granted 25,640 and 2,000 options, respectively to outside consultants under the 1993 Plan. All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No.
123. Under SFAS No. 123, the fair value of the options granted to consultants in 1996 and 1995 as of the date of grant using the Black Scholes pricing model is $128,547, and $5,383, respectively. The 1996 and 1995 nonqualified stock options ("NQSOs") were granted to the consultants for terms of up to five years, at an exercise price of $3.63 and $6.00, respectively. One-half of the 1996 NQSOs become exercisable at the date of grant and one-half become exercisable one year from the date of grant. The 1995 NQSOs vest ratably over three years after the date of the grant. As of December 31, 1996, 13,486 of the NQSOs granted to consultants were exercisable. The expense recognized at December 31, 1996 related to the NQSOs granted to consultants was $66,070.

Option activity for the years ended December 31, 1996 and 1995 are as follows:

                                              1996                                                  1995
                          --------------------------------------------                ---------------------------------
                                     Weighted    Weighted     Weighted                Weighted     Weighted    Weighted
                                      Average     Average     Average                  Average     Average      Average
                                     Exercise    Exercise     Exercise                Exercise     Exercise    Exercise
                                       Price       Price       Price                    Price       Price        Price
                                     Discount       FMV       Premium                 Discount       FMV        Premium
                           Shares     Options     Options     Options      Shares      Options     Options      Options
                           ------    --------    --------     --------     ------     --------     --------    --------


Outstanding, begin-
   ning of year            263,000   $   4.28    $   4.02    $   5.57      205,000    $   4.20    $   3.80     $   5.13

     Granted                30,640       3.63         -          7.88       82,000         -          5.75         6.07
     Exercised                  -         -           -           -              -         -           -            -
     Forfeited             (33,500)      4.00        5.50        6.04      (24,000)       4.00        2.18         5.13
     Expired                    -         -           -           -              -         -           -            -
                        ----------                                       ---------

Outstanding, end of
   year                    260,140                                         263,000
                        ==========                                       =========

Exercisable, end of
   year                    155,986                                          72,333

Weighted average FV of
   discount option
   granted                   $5.01                                               -

Weighted average FV of
   FMV options granted       -                                               $3.22

Weighted average FV of
   premium options
   granted                   $4.25                                           $2.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.30%; expected life of 5 years; expected volatility of 58% and expected dividend yield of zero percent.

The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                           Options Outstanding                             Options Exercisable
                           ---------------------------------------------------   ----------------------------------
                                                  Weighted
                                                   Average                                                 Weighted
                           Number of Options      Remaining         Weighted       Number of Options        Average
Range of Exercise           Outstanding at       Contractual        Average         Outstanding at         Exercise
     Prices                December 31, 1996        Life         Exercise Price    December 31, 1996        Price
-----------------          -----------------     -----------        --------       -----------------       --------
   $2.18 - $3.27                  37,000                 1.68       $  2.18               32,000           $ 2.18
   $3.28 - $4.92                  30,640                 4.09       $  3.69               16,153           $ 3.71
   $4.93 - $7.40                 187,500                 3.09       $  5.50              107,833           $ 5.40
   $7.41 - $11.12                  5,000                 4.02       $  7.88                   -              -
   --------------         --------------                 ----       -------       --------------          -------
   $2.18 - $11.12                260,140                 3.03       $  4.86              155,986           $ 4.56

   ==============         ==============                 ====       =======       ==============           ======

8.  INCOME TAXES

At December 31, 1996, deferred taxes consisted of the following:

              Net operating loss carryforwards              $    1,869,000
              Reserve for product returns                          529,000
              Other                                                 80,000
                                                            --------------
                                                                 2,478,000
              Valuation reserve                                 (2,478,000)
                                                            --------------
                               Net deferred tax asset       $       -
                                                            =============

Reconciliations between actual tax expense and the amount computed by applying the statutory U.S. federal income tax rate to the loss from continuing operations are as follows:

                                                            % of Pretax
                                                               Income
                                                        --------------------
                                                          1996       1995
                                                          ----       ----
              Tax at statutory:
                  Federal income tax rate                 (34)%      (34)%
                  Addition to net operating loss           34         34
                                                        -----      -----
                                                            0%         0%

              --------------------------------------------------------

The Company has incurred net operating loss (NOL) carryforwards of approximately $4,300,000 which will begin to expire in 2008 unless utilized or limited. The benefit from the Company's net operating losses for income tax purposes has been fully reserved for because future realization is not considered to be "more likely than not." These NOL carryforwards are subject to audit and may be limited due to current IRS audit. A change in ownership under Section 382 of the Internal Revenue Code (as amended) could significantly limit the future utilization of the Company's net operating losses.

9.  COMMITMENTS AND CONTINGENCIES

In September of 1996, the Company amended its lease for office space to expire on March 31, 1997. The minimum rental commitment under this lease, as of December 31, 1996, is $26,900. The Company is currently negotiating terms to extend this lease.

The Company may be subject to an additional future liability for royalties depending on the sales volume of its titles.

10.  EMPLOYMENT AGREEMENT

In April 1994, the Company entered into an Employment Agreement with its chief executive officer. The Employment Agreement, as amended, provides for compensation of $300,000 in 1996; $350,000 in 1997; and $350,000 plus such additional amounts as is determined by the Board of Directors in 1998.

11.  DEVELOPMENT, DISTRIBUTION, AND

     COPUBLISHING AND DISTRIBUTION AGREEMENTS

Development Agreements

The Company entered into a Software Development Agreement (the "Simon & Schuster Agreement"), dated as of March 21, 1995, with Simon & Schuster Interactive ("S&S"), a division of Simon & Schuster, Inc. Pursuant to the terms thereof, the Company and S&S will jointly develop a minimum of four (4) products in digital electronic media, based upon preexisting third party and original works, using and contributing their joint property, resources, names, talent and know-how. It is anticipated that the joint works will initially consist of CD-ROM computer software products. In connection with each joint work developed, S&S is to pay the Company a fee of up to $450,000 unless otherwise agreed to by both parties. For the products developed under the Simon & Schuster Agreement, S&S has the exclusive right and license (subject to any agreed-upon third party license restrictions) to copy, reproduce, manufacture, market, publish, distribute, sell for rental and sell any joint works and to sublicense the rights to do the same in all markets and through all channels of distribution throughout the world. All aspects of the promotion, marketing and distribution of the joint works is in S&S's sole and exclusive control including, but not limited to, the pricing and other terms and conditions of the marketing or sublicensing of the joint works.

Distribution Agreements

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

Copublishing and Distribution Agreement

In September 1994, the Company entered into a copublishing agreement with the Putnam Berkley Group ("Putnam") for the publication of hardcover and softcover books. This agreement runs concurrently with a licensing agreement the Company has entered into with Marvel Entertainment Group, Inc. ("Marvel") for the rights to use Marvel's comic book characters in the publication of between four and twelve books each year, for the three years beginning September 1, 1994. The copublishing agreement stipulates that the Company and Putnam will share profits and losses from the acquisition, development, publication, sale, and distribution of novels. The Company's responsibilities under the copublishing agreement include payments to Marvel under the licensing agreement, payments to writers and illustrators, and payments for edit, design, and illustration of each book. Upon publication of a Marvel novel, the Company is obligated to expend an agreed-upon amount of advertising funds to promote sales. In addition to the revenue generated from the book publishing, the Company uses the content of the novels in the development of its CD-ROM titles.

Penguin

In October 1995, the Company entered into an agreement (the "Penguin Agreement") with Penguin Electronic Publishing, a division of Penguin Books USA, Inc. ("Penguin") pursuant to which, the Company and Penguin will develop CD-ROM projects. Penguin was appointed the exclusive distributor of such CD-ROMs in the English language and all markets in the U.S., its territories and Canada and a nonexclusive right throughout most of the world. The Penguin Agreement runs for a period of seven (7) years from the initial publication of each CD-ROM project, respectively, and shall continue thereafter until terminated upon thirty (30) days' notice by either party. Penguin shall obtain the rights and clearances for the literary materials published by Penguin used in the CD-ROMs. The Company is required to develop such CD-ROMs in conformity with certain specifications and within an agreed-upon budget.

12.  SEGMENT INFORMATION

In 1996, due to increased competition in the consumer software market and increasing consumer demand in the Company's book titles, the Company changed its strategy from a vertical approach of selling CD-ROMs to placing more emphasis on its book publishing operations and effectively segmented its primary operations into interactive multimedia development and book publishing. Although certain of the published book titles may eventually migrate into digital formats, operating information of all book titles have been included in the book publishing segment detailed below as such titles have not been specifically identified as of year-end.

The Company's interactive multimedia operations are dedicated to the development of products for use on digital mediums, including CD-ROMs, on-line services, and other electronic formats.

The book publishing operations are based on the creation of original material using licensed trademarked characters.

In the table set forth below, information regarding operations for each of the Company's industry segments as of December 31, 1996 and for the year then ended is as follows (000's omitted):

                                     Interactive
                                     Multimedia              Book
                                     Development           Publishing          Consolidated
                                    -----------           ----------          ------------
1996:
    Net revenues                     $     5,698          $     1,193          $     6,891
                                                                               -----------
    Loss from operations                  (3,621)                 (72)         $    (3,693)
    Other income, net                                                                  133
                                                                               -----------
              Net loss                                                         $    (3,560)
                                                                               ===========

    Identifiable assets              $     6,370          $       934          $     7,304
    Corporate assets                                                                    86
                                                                               -----------
              Total assets                                                     $     7,390
                                                                               ===========


    Depreciation and amortization
      of equipment and leasehold
      improvements                   $       172          $        15          $       187
    Capital expenditures                   5,823                  316                6,139


13.  SUBSEQUENT EVENTS

Sale of Convertible Debentures

On February 5, 1997, Byron Preiss Multimedia Company, Inc. completed the sale of 8.0% convertible debentures due January 31, 1999 in an aggregate principal amount of $2,000,000 in reliance upon the exemption from registration under Regulation S afforded by the Securities Act of 1933. In connection with the sale, the Company received net proceeds in the amount of approximately $1,840,000 (excluding legal, accounting and other miscellaneous expenses). The debentures are convertible, at the Holders' option, anytime commencing 45 days after the issue thereof, into shares of common stock, $.001 par value per share, of the Company, at a conversion price as defined in the sale agreement (the "Agreement"). The Company is entitled, at its option, to redeem part or all of the debentures being converted as provided for under the Agreement.

Acquisition

On March 21, 1997, the Company acquired all the issued and outstanding capital stock of Dolphin, Inc. (a New Jersey corporation), for total consideration of approximately $2,330,000 in cash and convertible notes and approximately 400,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and the excess of the purchase price over net assets acquired is currently being evaluated to determine the appropriate allocation. Dolphin is a custom software development company serving customers in need of high quality, interactive education and training software products. Such tailored products are used for educational and training purposes of students, teachers, researchers, medical professionals, and workers across a broad foray of industries.