Form 10QSB
period 1997-03-31
PREISS BYRON MULTIMEDIA CO INC
filed 1997-05-15
CIK 919005

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 1997


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

                                    YES X            NO


The number of shares outstanding of the issuer's class of common equity, as of the latest practical date is 7,174,438 shares of common stock par value $.001 per share as of May 12, 1997


                               Page 1 of 13 pages

                      BYRON PREISS MULTIMEDIA COMPANY, INC.
                                   FORM 10-QSB



                                      INDEX



PART I            FINANCIAL INFORMATION                                     PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of March 31, 1997.                     3

          Consolidated Statements of Operations for three
          months ended March 31, 1997 and 1996.                                4

          Consolidated Statements of Changes in Shareholders' Equity
          for the three months ended March 31, 1997.                           5

          Consolidated Statement of Cash Flows for the
          the three months ended March 31, 1997 and 1996.                      6

          Notes to Consolidated Financial Statements.                       7-10


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                             10-12


PART II

Signatures                                                                    13


                               Page 2 of 13 pages

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

              BYRON PREISS MULTIMEDIA COMPANY, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                 March 31,
                                                                   1997
                                                               ------------
                                                                (unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,385,266
  Accounts receivable, net                                          967,206
  Inventory                                                         361,434
  Other current assets                                               73,927
                                                               ------------
         Total current assets                                     3,787,833

PREPUBLICATION COSTS AND RIGHTS PURCHASED                         3,055,722
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                           676,384
EXCESS OF PURCHASE PRICE OVER ASSETS                              2,489,888
 OTHER ASSETS                                                       224,285
                                                               ------------
         Total assets                                          $ 10,234,112
                                                               ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $  1,444,896
  Deferred income                                                   807,844
  Current portion of convertible note                               159,261
  Other current liabilities                                         369,822
                                                               ------------
         Total current liabilities                                2,781,823

  ROYALTY PAYABLE                                                   300,000
  CONVERTIBLE DEBENTURES (Note 3)                                 2,000,000
  CONVERTIBLE NOTE (Note 4)                                       1,590,739
                                                               ------------
         Total liabilities                                        6,672,562

SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized; 0 shares
  issued and outstanding                                               --
  Common stock, 30,000,000 shares authorized,

  4,661,875 shares issued and outstanding,
  $.001 par value                                                     4,662
  Additional paid-in capital                                     11,029,041
  Retained deficit                                               (7,472,153)
                                                               ------------
                  Total shareholders' equity                      3,721,550
                                                               ------------
                  Total liabilities and shareholders' equity   $ 10,234,112
                                                               ============

        The accompanying notes are an integral part of this balance sheet

                               Page 3 of 13 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                            Three Months Ended
                                                 March 31,

                                           1997          1996
                                       -----------    -----------
NET REVENUES                           $   573,098    $   644,691


COST OF REVENUE                            685,856        328,528
         Gross (loss) profit              (112,758)       316,163
                                       -----------    -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                1,093,756        875,318
    Loss from operations                (1,206,514)      (559,155)

OTHER INCOME, net                           23,466         53,041
                                       -----------    -----------
            Net loss                   $(1,183,048)   $  (506,114)
                                       ===========    ===========

NET LOSS PER WEIGHTED AVERAGE SHARES
  OUTSTANDING                          $     (0.27)   $     (0.12)
                                       ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                            4,310,764      4,261,875
                                       ===========    ===========

       The accompanying notes are an integral part of these statements.

                              Page 4 of 13 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (unaudited)

                                 Additional
                     Common       Paid-In        Retained
                      Stock       Capital         Deficit         Total
                     ------      ----------      --------         -----

BALANCE,
  December 31, 1996  $4,262      $10,789,441    $(6,289,105)   $ 4,504.598

   Purchase of
    Dolphin, Inc.       400          399,600                       400,000

Net loss for the
three months ended
  March 31, 1997                                 (1,183,048)    (1,183,048)
                     ------      -----------    -----------    -----------

BALANCE,
  March 31, 1997     $4,662      $11,189,041    $(7,472,153)   $ 3,721,550
                     ------      -----------    -----------    -----------
                     ------      -----------    -----------    -----------

       The accompanying notes are an integral part of these statements

                              Page 5 of 13 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)

                                                    For the three months ended
                                                             March 31,
                                                    --------------------------
                                                        1997           1996
                                                        ----           ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                          $(1,183,048)   $  (506,114)
  Adjustments to reconcile net loss to net
   cash provided by operating activities-
     Depreciation and amortization:
      Equipment, leasehold improvements, and
        organization costs                               57,064         22,424
     Prepublication costs and rights purchased          323,176         92,933
 Changes in operating assets and liabilities-
     Accounts receivable                              1,324,115       (472,772)
     Inventory                                           32,566         69,438
     Other assets                                        (7,326)            --
     Accounts payable and accrued expenses             (380,527)      (283,317)
     Other current                                      135,407        161,570
     Deferred income                                    119,777        524,998
                                                    -----------    -----------
      Net cash provided/(used) by operating actv.       421,204       (390,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                              --      4,515,531
  Purchase of Dolphin, Inc                             (600,000)            --
  Purchase of marketable securities                  (4,473,221)
  Prepublication costs and rights purchased            (633,682)    (1,296,839)
  Acquisition of fixed assets                           (15,467)       (69,011)
                                                    -----------    -----------
      Net cash used in investing activities          (1,249,149)    (1,323,540)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debenture (net)           1,840,000             --
  Fees related to purchase of Dolphin, Inc.              (8,787)            --
                                                    -----------    -----------
      Net cash provided by financing actv.            1,831,213             --
                                                    -----------    -----------
      Net (decrease) increase in cash and
        cash equivalents                              1,003,268     (1,714,380)

CASH AND CASH EQUIVALENTS, beginning of year          1,381,998      4,593,120


CASH AND CASH EQUIVALENTS, end of period            $ 2,385,266    $ 2,878,740
                                                    -----------    -----------
                                                    -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for-
     Taxes                                          $    10,160          7,125
     Interest                                            23,497            373
   Non-cash Investing and Financing:
     Common Stock - Dolphin Acquisition             $   400,000            --
     7% Convertible Note -  Dolphin Acquisition       1,750,000            --


       The accompanying notes are an integral part of these statements.
                              Page 6 of 13 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1997 AND 1996

1.  FINANCIAL STATEMENTS

The balance sheet as of March 31, 1997 and the related statements of operations, statements of changes in shareholders' equity and statement of cash flows for the periods ended March 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of March 31, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1996 audited financial statements and notes thereto. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dolphin, Inc., Virtual Comics, Inc., Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. Dolphin Inc. was acquired on March 21, 1997 and Virtual Comics, Inc. was incorporated in the State of Delaware in November 1996. Byron Preiss

Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc., have had no activity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

         Development Revenue - Revenues related to the development of CD-ROM titles and book titles are recorded upon completion and delivery of each title. Revenues from the sale of CD-ROM and books titles to end users are recorded upon shipment.

         Sale of Titles - Revenues related to the sale of titles not covered by copublishing agreements (which are generally made by distributors) are recorded upon shipment to end users, subject to appropriate reserve for returns. According to distributor agreements, accounts receivable from distributors for such sales are to be remitted net of return reserves. Subsequent to the delivery of the titles, the Company does not have any material or significant obligations. The Company's sales of titles occur primarily with two of its distributors under agreements.

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

Prepublication Costs and Rights Purchased

Prepublication costs are capitalized and represent the time and expense relating to work performed in order to prepare a working product ready for sale. For financial reporting purposes, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen months.

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

                              Page 8 of 13 pages

3.  Convertible Debentures

         On February 5, 1997, the Company completed the sale of 8.0% convertible debentures ("Debentures") due January 31, 1999 in the aggregate principal amount of $2,000,000 in reliance upon the exemption from registration under Regulation S afforded by the Securities Act of 1933. In connection with the sale, the Company received net proceeds in the amount of approximately $1,840,000 (excluding legal, accounting and other miscellaneous expenses). During April 1997, in accordance with the notices of conversion, the Debentures were presented to the Company by each holder of Debentures and the Company issued and delivered 2,512,563 shares of Common Stock representing approximately 35% of the Company's issued and outstanding shares of Common Stock.

4.  Convertible Note

         On March 21,1997, the Company acquired all the issued and outstanding capital stock of Dolphin, Inc., a New Jersey corporation. (See note 6) As part of the purchase price, the Company issued to the principal shareholder, Andrew
K. Gardner, a $1,750,000 7% Convertible Note due March 1, 2001. The outstanding principal balance of this Note together with interest accruing thereon, is repayable in thirty-nine equal monthly installments of $53,087.35 commencing January 2, 1998.

5.  RELATED PARTY TRANSACTIONS

Byron Preiss, a principal shareholder and CEO of the Company, is also the owner and CEO of Byron Preiss Visual Publications, Inc. ("BPVP") and co-owner of General Licensing Company, Inc. and Byron Preiss/Richard Ballantine, Inc. These companies function as book producers, acquiring licenses from authors and institutions. Byron Preiss Multimedia Company Inc. has purchased several such licenses from said companies upon terms, including royalties in certain cases, which the Company believes are as favorable as the terms which the Company could have obtained in dealing with unaffiliated parties, and will have the opportunity to purchase additional licenses under similar terms and conditions. The Company also contract public relations and marketing services from Hilsinger Mendelson, Inc., on a project by project basis, whose president is the spouse of Byron Preiss.

6. ACQUISITION. On March 21, 1997, the Company acquired all the issued and outstanding capital stock of Dolphin, Inc., a New Jersey corporation, for total consideration of $2,750,000 consisting of $600,000 in cash, a $1,750,000 7% convertible note and 400,000 shares of the Company's common stock valued at $1.00 per share. The acquisition has been accounted for as a purchase and the excess of the purchase price over the net assets acquired is currently being evaluated to determine the appropriate allocation. Dolphin is a custom software development company serving customers in need of high quality, interactive education and training software products. Such tailored products are used for educational and training purposes of students, teachers, researchers, medical professionals, and workers across a broad foray of industries.

                              Page 9 of 13 pages

                         PROFORMA WITH DOLPHIN, INC.
                                 Unaudited

         The following reflects the financial results if Dolphin, Inc. acquisition had occurred on January 1, 1997 and 1996.

                                 For the three months ended
                              MARCH 31, 1997    MARCH 31, 1996
                              --------------    --------------

Revenues                        $   886,345        $ 1,181,816
Loss from operations             (1,284,553)          (428,035)
Net loss                         (1,260,770)          (376,008)
Loss per weighted average
         shares outstanding     $     (0.27)       $     (0.09)
Weighted Average shares
  outstanding                     4,705,386          4,261,875


5. SEGMENT INFORMATION. In 1996, due to increased competition in the consumer software market and increasing consumer demand in the Company's book titles, the Company changed its strategy from a vertical approach of selling CD-ROMs to placing more emphasis on its book publishing operations and effectively segmented its primary operation into interactive multimedia development and book publishing.

         In the table set forth below, information regarding operations for each of the Company's industry segments as of March 31, 1997 is as follows:


         Three months ending March 31, 1997             (000's omitted)
         ----------------------------------
                                  Interactive
                                   Multimedia    Book
                                  Development  Publishing  Consolidated
                                  -----------  ----------  ------------

Net Revenues                       $    289    $    284     $    573
                                                            ========

Loss from operations                   (853)       (330)    $ (1,183)
Other income, net                                                 23
                                                            --------
     Net loss                                               $  1,160
                                                            ========


Identifiable assets                   8,739       1,400     $ 10,139
Corporate assets                                                  95
                                                            --------
                                                            $ 10,234
                                                            ========

Depreciation and amortization of
  equipment and leasehold
  improvements                     $     41    $     16    $     57
Capital expenditures                     11           4          15


                             Page 10 of 13 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


          Three months ended March 31, 1997 compared to three months and three months ended March 31,1996

         Net Revenues: For the three months ended March 31, 1997, the Company reported total net revenues of $573,098 as compared to $644,691 for the prior comparable period. The decrease in total net revenues can be partially attributed to lower sales price of its CD-ROM titles. The Company did not release any new CD-ROM titles during the first quarter ending March 31, 1997. Interactive Multimedia net revenues accounted for $289,000 or 50% of net revenues for the first quarter ending March 31, 1997 as compared to 458,173 or 71% of net revenues for the first quarter ending March 31, 1996. Books accounted for net revenues of $284,000 or 50% of net revenues as compared to $186,518 or 29% of net revenues for the comparable quarter a year ago.

         Under both the Company's co-publishing and distribution arrangements with Simon & Schuster, CD-ROM net revenues totalled $241,859 for the three months ending March 31, 1997 compared to $158,985 for the same three month period ending March 31, 1996. Under the Company's licensing agreements with Marvel Entertainment Group two new books were released during the first quarter ending March 31, 1997 including Spiderman-Iron Man - Doomsday #2 and X-Men:
Mutant Empire Book #3: Salvation. Revenues from books under this agreement totalled $237,197 for the first quarter of 1997 as compared to $186,518 in the prior comparable quarter ending March 31, 1996.

         Under a co-publishing arrangement with Pocket Books, a division of Simon & Schuster, the Company completed and distributed three additional books including Iron Man: Steel Terror, Spiderman: Global Terror, and Spiderman:
Lizard's Rage. Revenues from books under this arrangement totalled $47,301 for the first quarter ending March 31, 1997. Since this is a relatively new arrangement, no books were completed in the first quarter of 1996.

         Cost of Revenues. Cost of revenues increased to $685,856 for the three months period ending March 31, 1997, up from $328,528 for the comparable period ending March 31, 1996. The dollar increase in the cost of revenues is attributable to both the increase in the number of units of CD-ROMs and books titles sold during the quarter. In 1996 the Company elected to defer certain development costs and amortize those costs over various periods up to and including eighteen months. Therefore, the increase in cost of revenues can also be partially attributed to: (i) as noted above, the amortization of certain deferred development costs over eighteen months; (ii) the cost of localization of existing titles; and (iii) updating and the revision of certain of the company's CD-ROM titles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1997 was $1,093,756 as compared to $875,318 for the prior comparable period ending March 31, 1996. The increase of $218,438 or 24% for the quarter ended March 31, 1997 is largely attributable to increased expenses relating to the Company's financial public relations activities ($105,000), increased advertising

                             Page 11 of 13 pages
expenses ($50,123) and the write off of research and development expenses ($59,623).

Other Income. Other income decreased to $23,466 for the three months ended March 31, 1997 as compared to $53,041 for the comparable period a year ago due principally to less funds being available for investment.

New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards no. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ended December 31, 1997.

Liquidity and Capital Resources. The Company's balance sheet at March 31, 1997 reflects a fair condition with cash and cash equivalents totalling $2,385,266 and accounts receivable totalling $967,206. On February 5, 1997, the Company completed a Regulation S financing covering the sale of 8.0% Convertible Debentures due January 31, 1999 in the aggregate principal amount of $2,000,000. In April 1997, the Debentures were converted into common stock of the Company (See Note 3 to the Financial Statements). At this time, the Company believes its existing cash, cash equivalents and anticipated cash flow from operations and from co-publishing relationships will be adequate to meet the Company's cash requirements for the balance of 1997. At this time, the Company is pursuing various potential acquisitions, and in order to complete these acquisitions or to fund the future operations of these acquisitions as well as the Company, the

Company may be required to raise additional capital. There can be no assurance that the Company will generate sufficient funds from operations or from its co-publishing relationships in the future or that any such financing alternatives will be available or available on commercially acceptable terms to the Company.

FORWARD-LOOKING INFORMATION. Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to successfully develop, distribute and market titles increasingly intense competition in the interactive multimedia development and book publishing industries and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-QSB.

                             Page 12 of 13 pages

                                  SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BYRON PREISS MULTIMEDIA COMPANY, INC.



Date:     May 13, 1997             By: /s/ Byron Preiss
                                       -------------------------------------
                                       Byron Preiss, Chief Executive Officer,
                                       President and Executive Officer




Date      May 13, 1997             By: /s/ James R. Dellomo
                                       -----------------------
                                       James R. Dellomo, Chief
                                       Financial Officer

                             Page 13 of 13 pages