Form 10QSB
period 1997-06-30
PREISS BYRON MULTIMEDIA CO INC
filed 1997-08-14
CIK 919005

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                June 30, 1997

                          Commission File No 1-13084

                    BYRON PREISS MULTIMEDIA COMPANY, INC.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


          New  York                                 13-3676574
-------------------------                       ------------------
(State of Incorporation)                         (I.R.S. Employer
                                                   Identification
                                                   number)
24 West 25th Street
New York, New York                                         10010
-------------------                                       -------
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
                                    YES X       NO
                                       ---      ------

The number of shares outstanding of the issuer's class of common equity, as of the latest practical date is 7,174,438 shares of common stock par value $.001 per share as of August 11, 1997

                             Page 1 of 16  pages

                    BYRON PREISS MULTIMEDIA COMPANY, INC.
                                 FORM 10-QSB

                                    INDEX

PART I    FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of June 30, 1997.                3

          Consolidated Statements of Operations for three
          and six months ended June 30, 1997 and 1996.                   4

          Consolidated Statements of Changes in Shareholders' Equity
          for six months ended June 30, 1997.                            5

          Consolidated Statement of Cash Flows for the
          the six months ended June 30, 1997 and 1996.                 6-7

          Notes to Consolidated Financial Statements.                 8-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       11-13

PART II

Item 4.   Submission of Matters to a vote of Security Holders.          14

Item 6.   Exhibits & Reports on Form 8-K.                               15

Signatures                                                              16

                              Page 2 of 16 pages

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

            BYRON PREISS MULTIMEDIA COMPANY, INC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                                   June 30,
                                                                     1997
                                                                   --------
                                                                  (unaudited)
                     ASSETS
                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 1,455,937
  Accounts receivable, net                                          1,341,643
  Inventory, net                                                       53,158
  Other current assets                                                153,763
                                                                  -----------
         Total current assets                                       3,004,501


PREPUBLICATION COSTS AND RIGHTS PURCHASED,net                       1,795,464
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                             638,244
GOODWILL, net                                                       2,528,787
OTHER ASSETS                                                          101,821
                                                                  -----------
         Total assets                                             $ 8,068,817
                                                                  ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $ 2,142,661
  Deferred income                                                     824,592
  Current portion of convertible note                                 301,589
  Reserve for product returns                                         381,727
  Note payable - current                                               64,398
  Other current liabilities                                           315,710
                                                                   ----------
         Total current liabilities                                  4,030,677

  ROYALTY PAYABLE                                                     300,000
  CONVERTIBLE NOTE (Note 4)                                         1,480,769
                                                                  -----------
         Total liabilities                                          5,811,446

SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized; 0 shares
  issued and outstanding                                                   --

  Common stock, 30,000,000 shares authorized,
  7,174,438 shares issued and outstanding,
  $.001 par value                                                       7,174
  Additional paid-in capital                                       13,026,529
  Retained deficit                                                (10,776,332)
                                                                  -----------
                  Total shareholders' equity                        2,257,371
                                                                  -----------
                  Total liabilities and shareholders' equity      $ 8,068,817
                                                                  ===========


      The accompanying notes are an integral part of this balance sheet.
                              Page 3 of 16 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)


                       Three Months Ended        Six Months Ended
                             June 30,                June 30,
                          1997        1996         1997      1996
                       ----------   ---------   ----------  -----------

NET REVENUES           $1,142,646   $1,274,609  $1,715,744  $1,919,300

COST OF REVENUES        1,439,897    1,330,745   2,125,753   1,659,273
                        ---------    ---------   ---------  ----------
  Gross (loss)
    profit              ( 297,251)   (  56,136)  ( 410,009)    260,027

SELLING, GENERAL AND
 ADMINISTRATIVE EXP.    1,586,725    1,063,641   2,680,481   1,938,959

RESTRUCTURING
   CHARGES              1,437,259           --   1,437,259          --
                        ---------   ----------- ----------  ----------
Loss from operations    3,321,235    1,119,777   4,527,749   1,678,932


OTHER INCOME, net          17,056       39,108      40,522      92,149
                      -----------   ----------  ----------- ----------
Net loss              $ 3,304,179   $1,080,669  $4,487,227  $1,586,783
                      ===========   ==========  ==========  ==========

NET LOSS PER WEIGHTED
  AVERAGE SHARES
         OUTSTANDING  $      0.49   $     0.25   $   $0.82     $  0.37
                      ===========   ==========   =========     =======

WEIGHTED AVERAGE
 SHARES OUTSTANDING     6,677,448    4,261,875   5,500,644   4,261,875
                       ===========   =========   =========   =========

The accompanying notes are an integral part of these consolidated statements.

                              Page 4 of 16 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                 (unaudited)

                                        Additional
                             Common      Paid-in      Retained
                              Stock      Capital       Deficit      Total
                             ------     ----------    ---------     -----
BALANCE,
  December 31, 1996          $4,262     $10,789,441 $( 6,289,105)  $4,504,598

   Purchase of
    Dolphin, Inc.               400         399,600                   400,000

   Conversion of
    debentures                2,512       1,837,486                 1,840,000

Net loss for the
six months ended
 June 30,1997                                          4,487,227    4,487,227
                                                       ---------    ---------

  BALANCE, June 30,1997      $7,174     $13,026,529 $(10,776,332)  $2,257,371
                             ======     =========== ============   ==========


 The accompanying notes are an integral part of these consolidated statments.

                              Page 5 of 16 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 (Unaudited)
                                                     For the six months ended
                                                             June 30,
                                                     ------------------------
                                                         1997         1996
                                                     ------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                           $(4,487,227)  $(1,586,783)
  Adjustments to reconcile net loss to net
   cash provided by operating activities-
     Depreciation and amortization:
          Fixed assets and organization costs            114,686        28,827
     Amortization of goodwill                             64,841            --
     Prepublication costs and rights purchased           106,423     1,544,756
     Restructuring charges                             1,437,259
 Changes in operating assets and liabilities-
     Accounts receivable                                 939,498      ( 70,525)
     Inventory                                            70,508        41,433
     Other assets                                         27,794      (335,248)
     Accounts payable and accrued expenses               199,953      (118,963)
     Other current liabilities                            48,513        47,321
     Reserve for product return                          380,627            --
     Royalty payable                                     132,272            --
     Deferred income                                     129,025       773,158
                                                       ---------       -------
      Net cash provided/(used) by operating actv.      ( 835,828)      323,976

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                               --     5,455,931
  Purchase of marketable securities                           --    (4,473,221)
  Purchase of Dolphin, Inc                            (  600,000)           --
  Prepublication costs and rights purchased           (  323,596)   (2,988,810)
  Acquisition of fixed assets                         (   38,981)   (   60.723)
                                                      ----------    ----------
         Net cash used in investing activities        (  962,577)   (2,066,823)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debenture (net)            1,840,000            --
  Fees related to purchase of Dolphin, Inc.           (   64,412)           --
  Note payable - current                                  64,398            --
  Convertible Note payable                                32,358            --
  Proceeds from issuance ofcommon stock, net                  --     (  85,000)
                                                     -----------    ----------
     Net cash provided by financing actv.              1,872,344     (  85,000)
                                                     -----------    ----------
     Net (decrease) increase in cash and
       cash equivalents                                   73,939    (1,827,847)
CASH AND CASH EQUIVALENTS, beginning of year           1,381,998     4,593,120
CASH AND CASH EQUIVALENTS, end of period              $1,455,937     2,765,273
                                                      ==========     =========

The accompanying notes are an integral part of these consolidated statements.

                              Page 6 of 16 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(continued)                      (Unaudited)

                                                    For the six months ended
                                                            June 30,
                                                    ------------------------
                                                        1997        1996
                                                    ------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for -
     Taxes                                         $    11,558    $  13,250
     Interest                                           45,406          877
                                                   -----------    ---------

  Non-cash Investing and Financing:
     Common Stock - Dolphin  Acquisition           $   400,000           --
     7% Convertible Note - Dolphin Acquisition      1, 750,000           --





                              Page 7 of 16 pages

           BYRON PREISS MULTIMEDIA COMPANYY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

1.  FINANCIAL STATEMENTS

The balance sheet as of June 30, 1997 and the related statements of operations, statements of changes in shareholders' equity and statement of cash flows for the periods ended June 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of June 30, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1996 audited financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dolphin, Inc., Virtual Comics, Inc., Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. Dolphin Inc. was acquired on March 21, 1997 and Virtual Comics, Inc. was incorporated in the State of Delaware in November 1996. In July 1997 America Online, Inc. entered into a letter of intent regarding its acquisition of a 19.9% interest in Virtual Comics Inc. Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc., have had no activity. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Restructuring Charges

During the second quarter of 1997, the Company recorded approximately $1,400,000 in restructuring charges. The Company initiated a restructuring plan to respond to changing market conditions and to reflect the Company's expanded operations in the education and publishing markets. The Company is reducing its reliance on development and sale of CD-ROM's for the retail/consumer market. This restructuring resulted in the write-down of costs associated with the partial development of certain CD-ROM products which the Company has ceased development and to a lesser extent the write down of certain of its inventory which is no longer being actively sold.

4.  Convertible Debentures

    On February 5, 1997, the Company completed the sale of 8.0% convertible debentures ("Debentures") due January 31, 1999 in the aggregate principal amount


                              Page 8 of 16 pages
of $2,000,000 in reliance upon the exemption from registration under Regulation S afforded by the Securities Act of 1933. In connection with the sale, the Company received net proceeds in the amount of approximately $1,840,000 (excluding legal, accounting and other miscellaneous expenses). During April 1997, in accordance with the notices of conversion, the Debentures were presented to the Company by each holder of Debentures and the Company issued and delivered 2,512,563 shares of Common Stock representing approximately 35% of the Company's issued and outstanding shares of Common Stock.

5.  Convertible Note

    On March 21,1997, the Company acquired all the issued and outstanding capital stock of Dolphin, Inc., a New Jersey corporation. (See note 6) As part of the purchase price, the Company issued to the principal shareholder, Andrew
K. Gardner, a $1,750,000 7% Convertible Note due March 1, 2001. The outstanding principal balance of this Note, together with interest accruing thereon, is repayable in thirty-nine equal monthly installments of $53,087.35 commencing January 2, 1998.

6.  RELATED PARTY TRANSACTIONS

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

7. ACQUISITION. On March 21, 1997, the Company acquired all the issued and outstanding capital stock of Dolphin, Inc., a New Jersey corporation, for total consideration of $2,750,000 consisting of $600,000 in cash, a $1,750,000 7% convertible note and 400,000 shares of the Company's common stock valued at $1.00 per share. The acquisition has been accounted for as a purchase and the related goodwill is being amortized over ten years. Dolphin is a software development company serving customers in need of high quality, interactive education and training software products. Such tailored products are used for educational and training purposes of students, teachers, researchers, medical professionals, and workers across a broad foray of industries. (See note 5 to Financial Statements)

                              Page 9 of 16 pages

                         PROFORMA WITH DOLPHIN, INC.
                                 (unauditied)

The following reflects the financial results if Dolphin, Inc. acquisition had occurred on January 1, 1997 and 1996.

                           Three Months Ended        Six Months Ended
                               June 30,                   June 30,

                             1997        1996           1997      1996
                             ----        ----           ----      ----

Revenues                  $1,435,892  $1,849,209    $2,008,990  $2,960,025
Loss from operations       1,817,479     880,619     3,123,721   1,308,654
Net loss                   3,239,338     845,419     4,498,158   1,221,427
Loss per weighted average
 shares outstanding            $0.48       $0.18         $0.81)      $0.26
Weighted average
 shares  outstanding       6,726,337   4,661,875     5,524,953   4,661,875

8. SEGMENT INFORMATION. In 1996, due to increased competition in the consumer software market and increasing consumer demand in the Company's book titles, the Company changed its strategy from a vertical approach of selling CD-ROMs to placing more emphasis on its book publishing operations and effectively segmented its primary operation into interactive multimedia development and book publishing.

         In the table set forth below, information regarding operations for each of the Company's industry segments as of June 30, 1997 is as follows:

         Six months ending June 30, 1997             (000's omitted)
         -------------------------------

                               Interactive
                               Multimedia       Book
                               Development    Publishing      Consolidated
                               -----------    ----------      ------------

Net Revenues                   $   938        $  778          $  1,716
                                                              ========

Loss from operations             2,292           798          $  3,090
Restructuring charge            (1,304)         (134)         $ (1,438)
Other income, net                                                   41
                                                              --------
     Net loss                                                 $  4,487
                                                              ========

Identifiable assets              7,015           959          $  7,974
Corporate assets                                                    95
                                                              --------
                                                              $  8,069
                                                              ========

Depreciation and amortization of
  equipment and leasehold
  improvements                    $ 85           $30              $115
Capital expenditures              $ 29           $10              $ 39


                             Page 10 of 16 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        THREE MONTHS AND SIX MONTHS ENDED JUNE 30 1997 AS COMPARED TO
                   THREE AMD SIX MONTHS ENDED JUNE 30, 1996

         During the second quarter ended June 30, 1997, the Company initiated a restructuring plan to respond to changing market conditions and to reflect the Company's expanded operations in the education and publishing markets. The Company is and continues to reduce its reliability on development and sale of CD-ROM's for the retail/consumer market unless such titles are co-published or otherwise underwritten.

         Net Revenues: For the three months ended June 30, 1997, the Company reported net revenues of $1,142,646 as compared to $1,274,609 for the prior comparable period. For the six month period ending June 30, 1997 the Company reported net revenues of $1,715,744 as compared to $1,919,300 for the comparable period a year ago. The small decrease in net revenues for both the three months and six month periods ended June 30, 1997 when compared to the comparable periods of a year ago, can be partially attributed to a lesser number of CD-ROM titles being co-published as well as lower unit sales and lower sales price of its CD-ROM titles which is slightly offset by an increase in the sales of books and the inclusion of Dolphin Inc sales in the second quarter. Under the company's distribution relationship with Simon & Schuster Interactive, during the second quarter of 1997 the Company released one new CD-ROM title, Twelve Circus Rings. Interactive Multimedia net revenues accounted for $938,000 or 55% of net revenues for the six months ended June 30, 1997 as compared to $1,521,732 or 79% of net revenues for the first six months ended June 30, 1996. Books for the six months ended June 30, 1997 accounted for $778,061 or 45% of net revenues as compared to $397,568 or 21% of net revenues for the comparable period a year ago.

         Under both the Company's co-publishing and distribution arrangements with Simon & Schuster, CD-ROM net revenues totalled $318,819 for the six months ended June 30, 1997 compared to $1,087,896 for the same six month period ended June 30, 1996.

         Under the Company's co-publishing agreement with Putnam Berkley Group, Inc., book revenues totalled $576,712 for the first six months of 1997 an increase of 45%, up from $397,568 in the prior comparable period ended June 30, 1996.


         Under a co-publishing and distribution arrangements with Pocket Books, a division of Simon & Schuster, revenues totalled $201,349 for the first six months ended June 30, 1997. Since this is a new relationships, no books were completed in the first six months of 1996.

         Cost of Revenues. Cost of revenues for the three months ended June 30, 1997 increased to $1,439,897 as compared to $1,330,745 for the same period a year ago. Cost of revenues for the six months period ended June 30, 1997, totalled $2,125,753 as compared to $1,659,273 for the comparable period ended June 30, 1996. The dollar increase in the cost of revenues is principally attributed to the increase in the number of units of book titles sold during the quarter as well as the amortization of prepublication costs association with the Company's

                             Page 11 of 16 pages
subsidiary, Virtual Comics, Inc. In 1996 the Company elected to defer certain development costs and amortize those costs over various periods up to and including eighteen months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30 1997 was $1,586,725 and for the six months was $2,680,481 as compared to $1,063,641 and $1,938,959 respectively for the prior year comparable periods. The increase in selling, general and administrative expenses for both the quarter and six months ended June 30, 1997 is largely attributable to an increase in expenses relating to the Company's international and domestic financial public relations activities ($173,000), legal expenses associated with the Company's acquisition program ($156,000), amortization of Goodwill associated with the acquisition of Dolphin Inc. ($72,000) and salaries ($91,000).

Restructing Charge. As discussed above, in the second quarter ended June 30, 1997 the Company initiated a restructuring plan which resulted in a charge of $1,437,259. The charge includes a write-down of prepublication costs ($1,166,925) and inventory ($270,334) associated with cancelled or older titles which are no longer being actively marketed.

Other Income. Other income decreased to $17,056 for the three months ended June 30, 1997 as compared to $39,108 for the comparable period and decreased to $40,522 for the six months ended June 30, 1997 as compared to $92,149 for the comparable prior year period a year ago due to less funds being available for investment.

New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards no. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ending December 31, 1997.

Liquidity and Capital Resources. The Company's balance sheet at June 30,1997 reflects cash and cash equivalents totalling $1,455,937 and accounts receivable totalling $1,341,643 with total current assets of $3,004,500. Accounts payables and accrued expenses total $2,142,661, notes payable total $365,987 and other current liabilities total $315,709. Deferred income of $824,661 which is expected to be earned in the future, is now included in current liabilities. On February 5, 1997, the Company completed a financing covering the sale of 8.0% Convertible Debentures due January 31, 1999 in the aggregate principal amount of $2,000,000.

                             Page 12 of 16 pages

In April 1997, the Debentures were converted into common stock of the Company (See Note 4 to the Financial Statements). At this time, the Company believes its existing cash, cash equivalents, anticipated cash flow from operations and from co-publishing relationships and assuming that the Company receives the balance of its financing from Vengua Capital Markets, Ltd. will, be adequate to meet the Company's cash requirements for the balance of 1997. At this time, the Company is pursuing various potential acquisitions. In order to complete these acquisitions or to fund the future operations of these acquisitions as well as to fund on going operation of the Company, the Company will be required to raise additional capital. There can be no assurance that the Company will generate sufficient funds from operations or from its co-publishing relationships for the balance of 1997 and thereafter or that any such financing alternatives will be available on a timely basis or available on commercially acceptable terms to the Company.

FORWARD-LOOKING INFORMATION. Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to successfully develop, distribute and market titles, increasingly intense competition in the interactive multimedia development and book publishing industries and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-QSB.


                             Page 13 of 16 pages

Item 4.

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 26, 1997. Of the 7,174,438 shares of Common Stock entitled to vote at the meeting, 5,680,333 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 79% of the Company's outstanding shares of Common Stock.

         At the meeting, the Company's shareholders approved: (i) the election of Byron Preiss, James R. Dellomo, Matthew Shapire, Jack Romanos, and Roger Cooper and; (ii) an amendment to the Company's 1993 Stock Option Plan, as amended. Proposals 1 and 2 were approved by the Company's Shareholders as follows:

                          Votes For        Votes Withheld      Votes Abstaining
                          ----------       --------------      ----------------
Proposal 1:

         Byron Preiss      5,668,033              12,300               0

         James R. Dellomo  5,668,033              12,300               0

         Matthew Shapiro   5,668,033              12,300               0

         Jack Romanos      5,668,033              12,300               0

         Roger Cooper      5,668,033              12,300               0



Proposal 2:

                  Votes For      Votes Against     Abstained     Not Voted
                  ---------      -------------     ---------     ---------

                  5,484,134         68,300           5,500        122,349




                             Page 14 of 16 pages

Item 6.

                        EXHIBITS & REPORTS ON FORK 8-K

a. Exhibits

         The following Exhibit is hereby filed as part of this Quarterly Report on form 10QSB:

         Exhibit No.                           Description
         -----------                           -----------

         27.1                                  Financial Data Schedule

b.  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K (Date of Event - April 18, 1997) under Item 5 relating to converstion of an aggregate principal amount of $2,000,000 of the Company's 8% Convertible Debentures due January 31, 1999.

         In addition the Company filed an amendment to a Current Report on Form 8-K regarding the acquisition of Dolphin Inc. (Date of Event - March 21, 1997)



                             Page 15 of 16 pages

                                  SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BYRON PREISS MULTIMEDIA COMPANY, INC.

Date:    August 13, 1997             By: /s/ Byron Preiss
                                         -------------------------------------
                                         Byron Preiss, Chief Executive Officer,
                                         President and Executive Officer

Date     August 13, 1997             By: /s/ James R. Dellomo
                                         ---------------------------------------
                                         James R. Dellomo, Chief
                                         Financial Officer

                             Page 16 of 16 pages