Form 10QSB
period 1997-09-30
PREISS BYRON MULTIMEDIA CO INC
filed 1997-11-19
CIK 919005

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 1997

                           Commission File No 1-13084

                    BYRON PREISS MULTIMEDIA COMPANY, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        New  York                                                13-3676574
------------------------                                      ----------------
(State of Incorporation)                                      (I.R.S. Employer
                                                                Identification
                                                                number)

24 West 25th Street
 New York, New York                                                10010
----------------------------------------                         ----------
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

                             YES   X       NO
                                 -----        -----

The number of shares outstanding of the issuer's class of common equity, as of the latest practical date is 7,174,438 shares of common stock par value $.001 per share as of November 10, 1997.


                               Page 1 of 15 pages

                      BYRON PREISS MULTIMEDIA COMPANY, INC.
                                   FORM 10-QSB

                                      INDEX


PART I    FINANCIAL INFORMATION                                           PAGE
------    ---------------------                                           ----

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September 30, 1997.               3

          Consolidated Statement of Operations for three
          and nine months ended September 30, 1997 and 1996.                 4

          Consolidated Statements of Changes in Shareholders' Equity
          for nine months ended September 30, 1997.                          5

          Consolidated Statements of Cash Flows for the
          the nine months ended September 30, 1997 and 1996.               6-7

          Notes to Consolidated Financial Statements.                     8-11


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                           11-14


PART II
-------

Item 6.  Exhibits & Reports on Form 8-K.                                    14

Signatures                                                                  15


                               Page 2 of 15 pages

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

              BYRON PREISS MULTIMEDIA COMPANY,INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                 September 30,
                                                                     1997
                                                                 ------------
                                                                  (unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $    434,985
  Accounts receivable, net                                          1,402,554
  Inventory, net                                                       37,738
  Other current assets                                                152,281
                                                                 ------------
              Total current assets                                  2,027,558

PREPUBLICATION COSTS AND RIGHTS PURCHASED,net                       2,444,171
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                             585,151
GOODWILL, net                                                       2,463,946
OTHER ASSETS                                                           97,309

              Total assets                                       $  7,618,135
                                                                 ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $  2,147,865
  Deferred income                                                   1,339,462
  Current maturities of convertible note                              467,080
  Reserve for product returns                                         381,727
  Note payable - current                                               36,799
  Other current liabilities                                           132,035
                                                                 ------------
              Total current liabilities                             4,504,968


CONVERTIBLE NOTE, less current maturities (Note 4)                  1,346,154
                                                                 ------------
              Total liabilities                                     5,851,122

  Minority Interest                                                    11,981

SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized; 0 shares
  issued and outstanding                                                 --
  Common stock, 30,000,000 shares authorized,
  7,174,438 shares issued and outstanding,

  $.001 par value                                                       7,174
  Additional paid-in capital                                       13,391,529
  Retained deficit                                                (11,643,671)
                                                                 ------------
                  Total shareholders' equity                        1,755,032
                                                                 ------------
                  Total liabilities and shareholders' equity     $  7,618,135
                                                                 ============

       The accompanying notes are an integral part of this balance sheet.

                               Page 3 of 15 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended                 Nine Months Ended
                                    September 30,                      September 30,

                                 1997             1996             1997              1996
                             -----------      -----------      -----------       -----------
NET REVENUES                 $   968,042      $ 1,304,224      $ 2,683,785       $ 3,223,524


COST OF REVENUES                 752,943        1,309,608        2,878,695         2,968,881
                             -----------      -----------      -----------       -----------
     Gross profit (loss)         215,099           (5,384)        (194,910)          254,643


SELLING, GENERAL AND
 ADMIN EXPENSES                1,060,259          949,233        3,695,334         2,888,192
RESTRUCTURING
   CHARGES                          --               --          1,437,259              --
                             -----------      -----------      -----------       -----------
Loss from operations            (845,160)        (954,617)      (5,327,503)*      (2,633,549)

OTHER INCOME
 (EXPENSE), net                   38,026           26,759           33,142           118,908
                             -----------      -----------      -----------       -----------
Net loss                     $  (807,134)     $  (927,858)     $(5,294,361)      $(2,514,641)
                             ===========      ===========      ===========       ===========


NET LOSS PER WEIGHTED
  AVERAGE SHARES
         OUTSTANDING         $     (0.11)     $     (0.22)     $     (0.87)*     $     (0.59)
                             ===========      ===========      ===========       ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING            7,174,438        4,261,875        6,064,706         4,261,875
                             ===========      ===========      ===========       ===========

                 *includes a restructuring charge of $1,437,259

 The accompanying notes are an integral part of these consolidated statements.

                               Page 4 of 15 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (unaudited)

                                               Additional
                               Common            Paid-in        Retained
                                Stock            Capital         Deficit            Total
                             ------------     ------------     ------------      ------------
BALANCE,
 December 31, 1996           $      4,262     $ 10,789,441     $ (6,289,105)     $  4,504,598

 Purchase of
    Dolphin, Inc.                     400          399,600                            400,000

 Conversion of
    debentures                      2,512        1,837,488                          1,840,000

 Sale of  19.9% interest
         in subsidiary                             365,000                            365,000

 Net loss for the
 nine months ended
 September 30,1997                                               (5,354,566)       (5,354,566)
                                                               ------------      ------------

BALANCE,
 September 30,1997           $      7,174     $ 13,391,529     $(11,643,671)     $  1,755,032
                             ============     ============     ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                               Page 5 of 15 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                            For the nine months ended
                                                                  September 30,
                                                           ----------------------------
                                                              1997              1996
                                                           -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                                 $(5,354,566)     $(2,514,641)
  Adjustments to reconcile net loss to net
   cash provided by operating activities-
     Depreciation and amortization:
         Equipment, leasehold improvements and
            organization costs                                 173,200           47,991
         Amortization of goodwill                              129,682             --
     Prepublication costs and rights purchased                 423,068        2,943,212
         Restructuring charges                               1,437,259             --

 Changes in operating assets and liabilities-
         Accounts receivable                                   878,587          243,348
     Inventory                                                 356,262             --
     Other assets                                               33,789         (369,783)
     Accounts payable and accrued expenses                     138,195          393,597
     Other current liabilities                                  (2,890)         144,730
     Reserve for product return                                380,627             --
         Royalty payable                                      (233,038)            --
     Deferred income                                           643,895          860,729
                                                           -----------      -----------
       Net cash used in operating activities                  (995,930)       1,749,183

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Sale of marketable securities                                   --          5,455,931
  Purchase of marketable securities                               --         (4,473,221)
  Purchase of Dolphin, Inc                                    (600,000)            --
  Increase in minority interest                                 11,981             --
  Note payable - current                                        36,799
  Convertible Note payable                                      63,234
  Investment by AOL                                            365,000
  Prepublication costs and rights purchased                 (1,559,283)      (4,856,620)
  Purchase of fixed assets                                     (44,402)         (77,619)
                                                           -----------      -----------
         Net cash used in investing activities              (1,726,671)      (3,951,529)
                                                           -----------      -----------


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds from convertible debenture (net)                  1,840,000             --
  Fees related to purchase of Dolphin, Inc.                    (64,412)            --
  Proceeds from issuance of common stock, net                     --            (85,000)
                                                           -----------      -----------
     Net cash provided by (used in) finan. actv.             1,775,588          (85,000)
                                                           -----------      -----------
         Net (decrease) in cash and
       cash equivalents                                       (947,013)      (2,287,346)
CASH AND CASH EQUIVALENTS, beginning of year                 1,381.998        4,593,120
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                   $   434,985        2,305,774
                                                           ===========      ===========

 The accompanying notes are an integral part of these consolidated statements.

                               Page 6 of 15 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(continued)                        (Unaudited)

                                                          For the nine months ended
                                                                September 30,
                                                         ---------------------------
                                                            1997             1996
                                                         ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for -
     Taxes                                               $   26,756       $   15,750
     Interest                                                64,538            1,695


  Non-cash Investing and Financing:
     Common Stock - Dolphin  Acquisition                 $  400,000             --
     7% Convertible Note - Dolphin Acquisition            1,750,000             --


                               Page 7 of 15 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996

1.  FINANCIAL STATEMENTS

The balance sheet as of September 30, 1997 and the related statements of operations, statement of changes in shareholders' equity and statements of cash flows for the periods ended September 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of September 30, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1996 audited financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dolphin, Inc., Virtual Comics, Inc., Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. Dolphin, Inc. was acquired on March 21, 1997 and Virtual Comics, Inc. was incorporated in the State of Delaware in November 1996. In July, 1997 America Online, Inc. entered into a letter of intent regarding its acquisition of a 19.9% interest in Virtual Comics Inc. Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. have had no activity. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Restructuring Charges

During the second quarter of 1997, the Company recorded $1,437,259 in restructuring charges. The Company initiated a restructuring plan to respond to changing market conditions and to reflect the Company's expanded operations in the education and publishing markets. The Company is reducing its reliance on development and sale of CD-ROMS for the retail/consumer market. This restructuring resulted in the write-down of costs associated with the partial development of certain CD-ROM products which the Company has ceased development for and, to a lesser extent, the write down of certain of its inventory which is no longer being actively sold.

4.  Convertible Debentures

         On February 5, 1997, the Company completed the sale of 8.0% convertible debentures ("Debentures") due January 31, 1999 in the aggregate principal


                               Page 8 of 15 pages
amount of $2,000,000 in reliance upon the exemption from registration under Regulation S afforded by the Securities Act of 1933. In connection with the sale, the Company received net proceeds in the amount of approximately $1,840,000 (excluding legal, accounting and other miscellaneous expenses). During April 1997, in accordance with the notices of conversion, the Debentures were presented to the Company by each holder of Debentures and the Company issued and delivered 2,512,563 shares of Common Stock representing approximately 35% of the Company's issued and outstanding shares of Common Stock.

5.  Convertible Note

         On March 21,1997, the Company acquired all of the issued and outstanding capital stock of Dolphin, Inc., a New Jersey corporation. (See Note 6 to the Financial Statements) As part of the purchase price, the Company issued to the principal shareholder, Andrew K. Gardner, a $1,750,000 7% Convertible Note due March 1, 2001. The outstanding principal balance of this Note, together with interest accruing thereon, is repayable in thirty-nine equal monthly installments of $53,087.35 commencing January 2, 1998.

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

7. ACQUISITION. On March 21, 1997, the Company acquired all of the issued and outstanding capital stock of Dolphin, Inc., a New Jersey corporation, for total consideration of $2,750,000, consisting of $600,000 in cash, a $1,750,000 7% convertible note and 400,000 shares of the Company's common stock valued at $1.00 per share. The acquisition has been accounted for as a purchase and the related goodwill is being amortized over ten years. Dolphin is a software development company serving customers in need of high quality, interactive education and training software products. Such tailored products are used for educational and training purposes of students, teachers, researchers, medical professionals, and workers across a broad foray of industries. (See Note 5 to Financial Statements)

                               Page 9 of 15 pages

                           PROFORMA WITH DOLPHIN, INC.
                                   (unaudited)

The following reflects the financial results if Dolphin, Inc. acquisition had occurred on January 1, 1997 and 1996.

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,

                                    1997               1996               1997                1996
                                -----------        -----------        -----------         -----------
Revenues                        $   968,042        $ 1,803,369        $ 2,683,785         $ 4,763,394
Loss from operations               (845,160)          (810,558)        (3,890,244)         (2,119,212)
Net loss                           (807,134)          (789,297)        (5,294,361)*        (2,010,724)
Loss per weighted average
 shares outstanding             $     (0.11)       $    ($0.17)       $     (0.87)        $     (0.43)
Weighted average
 shares  outstanding              7,174,438          4,661,875          6,064,706           4,661,875

         *includes a restructuring charge of $1,437,259

8. SEGMENT INFORMATION. In 1996, due to increased competition in the consumer software market and increasing consumer demand in the Company's book titles, the Company changed its strategy from a vertical approach of selling CD-ROMs to placing more emphasis on growing its existing book publishing and educational software operations and effectively segmented its primary operation into interactive multimedia development and book publishing.

         In the table set forth below, information regarding operations for each of the Company's industry segments as of September 30, 1997 is as follows:


         Nine months ending September 30, 1997             (000's omitted)
         -------------------------------------

                                     Interactive
                                     Multimedia     Book
                                     Development    Publishing     Consolidated
                                     -----------    ----------     ------------

Net Revenues                         $     1,469    $    1,215     $      2,684
                                                                   ============

Loss from operations                      (2,773)       (1,117)    $     (3,890)
Restructuring charge                      (1,304)         (134)          (1,437)
Other income, net                                                            33
                                                                   ------------
     Net loss                                                      $     (5,294)
                                                                   ============



Identifiable assets                        5,937         1,586     $      7,523
Corporate assets                                                             95
                                                                   $      7,618
                                                                   ============
Depreciation and amortization of
  equipment and leasehold
  improvements                       $       124    $       49     $        173
Capital expenditures                 $        32    $       12     $         44

                               Page 10 of 15 pages

9. SUBSEQUENT EVENT In October 1997, the Company completed a financing covering the sale of 6% Convertible Debentures due October 31, 1999 aggregating $250,000. This financing provided the Company with additional capital for the purpose of financing potential acquisitions and for working capital. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

      THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         Initiated in the second quarter and continuing into the third quarter ended September 30, 1997, the Company's restructuring plan reflects its expanded operations in the education and publishing markets. The Company is and continues to reduce its reliability on development and sale of CD-ROM's for the retail/consumer market unless such titles are co-published or otherwise underwritten.

Net Revenues. For the three months ended September 30, 1997, the Company reported net revenues of $968,042 as compared to $1,304,224 for the prior comparable period. For the nine month period ending September 30, 1997 the Company reported net revenues of $2,683,785 as compared to $3,223,524 for the comparable period a year ago. The decrease in net revenues for both the three months and nine month periods ended September 30, 1997 when compared to the comparable periods of a year ago, can be attributed to a lesser number of CD-ROM titles being developed and co-published and distributed which is slightly offset by an increase in the sales of books and the inclusion of Dolphin Inc. sales in the second and third quarters of 1997. Dolphin Inc. was acquired on March 21, 1997. Revenues for the three months ended September 30, 1997 are comprised principally of Dolphin, Inc $447,630 or 46% of total revenues while book publishing accounted for $436,872 or 45% of total revenues.

Interactive Multimedia net revenues accounted for $1,469,000 or 55% of net revenues for the nine months ended September 30, 1997 as compared to $2,395,000 or 74% of net revenues for the first nine months ended September 30, 1996. Books for the nine months ended September 30, 1997 accounted for $1,215,000 or 45% of net revenues as compared to $828,000 or 26% of net revenues for the comparable period a year ago. No new CD-ROM revenues were recorded during the third quarter of 1997.


         For the nine months ended September 30, 1997, Dolphin, Inc. revenues totalled $942,889 or 35% of total revenues while book publishing totalled $1,214,934 or 45% for a grand total of $2,157,823 or 80% of total revenues as compared to a year ago where book publishing revenues totalled $828,217 or 26%. There were no revenues in 1996 from Dolphin Inc. since the company was

                               Page 11 of 12 pages
acquired in March 1997. Revenues from CD-ROM's for the first nine months of this year totalled $376,712 or 14% of total revenues as compared to $2,311,396 or 72% of total revenues for the 1996 comparable period. Under both the Company's co-publishing and distribution arrangements with Simon & Schuster, CD-ROM net revenues declined to $350,807 for the nine months ended September 30, 1997 compared to $2,123,817 for the same nine month period ended September 30, 1996. The decline in CD-ROM revenues with Simon & Schuster can partially be attributed to the Company's restructuring plan in response to changing market conditions.

         Under the Company's co-publishing agreement with Putnam Berkley Group,Inc., book revenues totalled $885,428 for the first nine months ending September 30, 1997 an increase of 20%, up from $737,245 in the prior comparable period ended September 30, 1996.

         Under a co-publishing and a distribution arrangement with Pocket Books, a division of Simon & Schuster, revenues totalled $250,849 for the first nine months ended September 30, 1997 as compared to $90,972 for the same period a year ago.

Cost of Revenues. Cost of revenues of the three months ended September 30, 1997 declined to $752,943 as compared to $1,309,608 for the same period a year ago resulting in a gross profit of $215,099 for the three months ended September 30, 1997 as compared to a gross loss of $5,384 in the prior comparable period. Cost of revenues for the nine months ended September 30, 1997 decreased to $2,878,695 as compared to $2,968,881 for the same period a year ago. The decline in cost of revenues for both the three and nine months ending September 30, 1997 is directly the result of the Company's new strategy of expanding into the education and publishing markets where the cost of revenue is lower while at the same time reducing its reliance on the development and sale of CD-ROM's for the retail/consumer market where the cost of revenue is much higher.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30 1997 was $1,060,259 and for the nine months was $3,695,334 as compared to $949,233 and $2,888,192 respectively for the prior year comparable periods. The increase in selling, general and administrative expenses for the nine months and to a lesser extent for the three months ended September 30, 1997 is largely attributable to an increase in expenses relating to the Company's international and domestic financial public relations activities ($186,000), legal expenses associated primarily with the Company's financing and acquisition program ($114,000), amortization of goodwill associated with the acquisition of Dolphin Inc. ($129,000) and salaries ($71,000).

Restructing Charge. As previously announced in the second quarter ended June 30, 1997 and included in the nine months ended September 30, 1997 is a restructuring plan which resulted in a charge of $1,437,259. The charge includes a write-down of prepublication costs ($1,166,925) and inventory ($270,334) associated with canceled or older titles which are no longer being actively marketed.

                               Page 12 of 15 pages

Other income (expense).Other income increased to $38,026 for the three months ended September 30, 1997 as compared to ($26,759) for the comparable period and decreased to $33,142 for the nine months ended September 30, 1997 as compared to $118,908 for the comparable prior year. The decline for the nine months ended September 30,1997 as compared to nine months ended September 30, 1996 is due principally to less funds being available for investment and the incurrence of interest expense on the convertible note issued to seller of Dolphin, Inc.

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

Liquidity and Capital Resources. The Company's balance sheet at September 30,1997 reflects cash and cash equivalents totalling $434,985 and accounts receivable totalling $1,402,554 with total current assets of $2,027,558. Accounts payable and accrued expenses total $2,147,865, current portion of notes payable total $503,879 and other current liabilities total $132,035. Deferred income of $1,339,462, which is expected to be earned in the future, and a reserve for product returns totalling $381,727 is also included in current liabilities.

         On February 5, 1997, the Company completed a financing covering the sale of 8.0% Convertible Debentures due January 31, 1999 in the aggregate principal amount of $2,000,000. In April 1997, the Debentures were converted into common stock of the Company (See Note 4 to the Financial Statements).

         In August 1997 the Company executed an Interative Services Agreement between America OnLine, Inc. ("AOL") and Virtual Comics, Inc. a subsidiary of Byron Preiss Multimedia Company. AOL agreed to convert its prepaid Royalty of $300,000 plus an additional amount of $65,000 into a miniority interest of

Virtual Comics, Inc.

         In October 1997 the Company completed an additional financing covering the sale of 6% Convertible Debentures due October 31, 1999 in the aggregate principal amount of $250,000 in order to provide funds for a potential acquisition and working capital.

         At this time, the Company is pursuing various potential acquisitions. In order to complete such acquisitions and to fund the future operations of these acquisitions as well as to fund current on-going operations of the Company in order to support its current working capital requirements, the Company is required to raise additional capital. There can be no assurance

                               Pae 13 of 15 pages
that the Company will be successful in raising such additional capital or that such additional capital will be available on a timely basis or available on commercially acceptable terms to the Company. The failure by the Company to currently raise capital for each of the purposes discussed above will result in a material adverse effect to the business and operations of the Company.

FORWARD-LOOKING INFORMATION. Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1999 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10- QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to successfully develop, distribute and market titles, increasingly intense competition in the interactive multimedia development and book publishing industries and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-QSB.


Item 6.

                         EXHIBITS & REPORTS ON FORK 8-K

a. Exhibits

         The following Exhibit is hereby filed as part of this Quarterly Report on form 10QSB:

         Exhibit No.                                  Description
         -----------                                  -----------

         27.1                                         Financial Data Schedule


b.  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K (Date of Event - November 3, 1997) under Item 5 relating to the completion of sale of 6% Convertible Debentures due October 31, 1999 in an aggregate principal amount of $250,000 in reliance upon exemption from registration under Regulation S afforded by the Securities Act of 1933, as amended.

                               Page 14 of 15 pages

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BYRON PREISS MULTIMEDIA COMPANY, INC.



Date: November 18, 1997                By: /s/ Byron Preiss
                                       Chief Executive Officer,
                                       President and Executive
                                       Officer




Date: November 18, 1997                By: /s/ James R. Dellomo
                                       hief Financial Officer

                               Page 15 of 15 pages