Form 10KSB
period 1997-12-31
PREISS BYRON MULTIMEDIA CO INC
filed 1998-04-15
CIK 919005

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                 FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended December 31, 1997 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from _____ to _____

         COMMISSION FILE NUMBER 1-13084

                      BYRON PREISS MULTIMEDIA COMPANY, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       New York                                         13-3676574
------------------------                   ------------------------------------
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

24 West 25th Street, New York, New York                    10010
---------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

Issuer's telephone number: (212) 989-6252

Securities registered under Section 12(b) of the Act.

      Title of each class             Name of each exchange on which registered

Common Stock, par value $.001                        Boston Stock Exchange
  per share
Redeemable Common Stock                              Boston Stock Exchange
  Purchase Warrants

Securities registered under Section 12(g) of the Act:

        Units, each Unit consisting of two shares of Common Stock and two
                    Redeemable Common Stock Purchase Warrants
        -----------------------------------------------------------------
                                (Title of class)

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------

                                (Title of class)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF

REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PARTY III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

THE ISSUER'S REVENUES FOR YEAR ENDED DECEMBER 31, 1997 WERE $3,965,645.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AT APRIL 13, 1998, WAS APPROXIMATELY $7,093,766, COMPUTED BY REFERENCE TO THE CLOSING PRICE AS REPORTED ON THE NASDAQ SMALL CAP MARKET ON THAT DATE.

THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF APRIL 13, 1998 WAS 7,799,438. THE NUMBER OF THE ISSUER'S REDEEMABLE COMMON STOCK PURCHASE WARRANTS OUTSTANDING AS OF APRIL 13, 1997 WAS 1,207,500.

DOCUMENTS INCORPORATED BY REFERENCE. PORTIONS OF THE ISSUER'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO
PART III HERETO.

                                     PART I

Item 1.  Description of Business

         Overview.

                  Byron Preiss Multimedia Company, Inc., a New York company (the "Company") specializes in the development and marketing of educational software and is a publisher of books and software for the educational and consumer markets. During 1997, the Company implemented its restructuring from a company whose primary business was the development of entertainment and edutainment software titles for sale at retail into a company whose primary business strategies include: (i) offering appealing educational products marketed or developed through the exploitation of brand-name licenses in such fields as history (American Heritage), science (Scientific American) and popular culture (Rhino); (ii) developing educational software for textbook publishers, such as Prentice Hall and Houghton Mifflin, (iii) developing educational Internet products, such as The Road, a tool for protecting students using the Internet at school and (iv) direct marketing of educational software to schools. The Company intends to focus its business activities in the following areas: (i) educational software; (ii) the Internet and distance learning; and (iii) publishing.

         The principal elements of the Company's growth strategy are: (i) promotion of its educational software and Internet business; (ii) internal growth of its publishing business through maximization of its existing strategic partnerships and the cultivation of new relationships; and (iii) the pursuit of strategic acquisitions aimed at expanding or complementing its existing educational businesses. However, there can be no assurance that the Company will be successful in achieving its expansion goals.

         The Company's strategy of growth through acquisition has enabled the Company to expand its activities in the education market, which has in turn permitted the Company to begin meeting its objective of refocusing its core business on education from a prior concentration in the development and marketing of CD-ROM products, some of which were educational, for the consumer market. The Company's acquisition of Dolphin, Inc., a New Jersey corporation ("Dolphin"), a producer of educational, computer-based training ("CBT") and tutorial software, has allowed the Company to further penetrate the school, textbook and CBT markets. The Company already has strategic domestic and international publishing relationships in the software area with: (i) Simon & Schuster ("S&S"), one of America's largest publishers; (ii) Von Holtzbrink, a leading educational German publisher; and (iii) Anaya, one of the largest Spanish language publishers in the world.

         In addition, as a result of the Company's recent acquisition of Multi Dimensional Communications, Inc., a New York corporation ("MDC"), a publisher and direct marketer of multimedia educational products to schools under the name "Orange Cherry" and New Media Schoolhouse, Inc., a New York corporation ("NMS"), a catalog marketer of educational software, the Company maintains some control over the distribution of its educational titles for the first time. Through the acquisition of MDC and NMS, the Company believes that it can market, publish and distribute its own educational titles at margins better than retail sales. As the Company develops its educational business and successfully integrates the businesses recently purchased, it hopes to acquire other educational companies in order to become prominent in this sector.

         The Company is devoting resources to establish an Internet-based educational software store, using the NMS direct marketing catalog as its basis. The Company has entered into an agreement to provide back end technology to fulfill Internet orders in a secure credit-card environment. The Company has further entered into a marketing agreement with the Family Education Network to place a banner, linked to the NMS Internet Store, on Family Education Network's popular website. The Company hopes to become one of the leading sellers of third party educational software to schools and libraries on the Internet. The Company intends to continue to expand its publishing business by exploiting current and developing new strategic partnerships with a view to enhance the Company's market penetration. The current partnerships include relationships with S&S, including a distribution agreement with the Pocket Books division of S&S ("Pocket Books"), and with Penguin Putnam Group, Inc. ("Penguin Putnam"). The products developed through these strategic partnerships include books intended to exploit the synergies between traditional print books, multimedia and the Internet, such as The Ultimate Einstein(TM), which was a selection of The Book of the Month Club. The Company's forthcoming "The Ultimate Planets" is intended to be a main selection of the Quality Paperback Club in mid-1998. Some of the Company's books will allow the Company to re-package content of previously developed products and hence derive additional revenue streams from the same property. In addition, the Company is among the first to be selected by Intel to develop the first DVD-ROM software products.

         The Company's historic concentration on traditional self-financed and marketed consumer entertainment CD-ROMs is no longer a primary focus of the Company's core business. The Company believes that the redirection of its core business will reduce the historic losses incurred by the Company in the consumer software market. The Company intends to continue the development of CD-ROMs with strategic partners that are willing to assist in or completely underwrite the financing of the costs of such efforts, such as its current X-Files:
Unrestricted Access, which is financed by Fox Interactive. If such partnerships can be created, the Company will continue to develop and publish software for use with personal computers, including Windows compatible and Apple Macintosh PCs. The Company's restructuring has been underscored by a continuing reduction in its traditional multimedia workforce and the expenses related thereto. The Company closed its game division in December 1997. The Company also eliminated the three positions of Senior Vice-President pursuant to the attrition in these posts.

         The Company's Restructuring

                  During 1997, the Company implemented its restructuring from a company whose primary business was the development of entertainment and edutainment software titles for sale at retail into a company whose primary business strategies include: (i) offering appealing educational products marketed or developed through the exploitation of brand-name licenses in such fields as history (American Heritage), science (Scientific American) and popular culture (Rhino); (ii) developing educational software for textbook publishers, such as Prentice Hall and Houghton Mifflin; (iii) developing educational Internet products, such as The Road, a tool for protecting students using the Internet at school; and (iv) direct marketing of educational software to schools.

                  As part of the Company's restructuring, the Company has:

                  (i) developed, through acquisition, the capacity to directly market its titles to the educational market through New Media Schoolhouse;

                  (ii) developed the capacity to produce educational testing, training and evaluation software for schools and corporations through the acquisition of Dolphin; and

                  (iii) developed the capacity to provide closed Internet systems and distance learning by the Internet through its acquisition of the Internet Education Group (see below).

                  In addition, the Company has acquired over 100 educational software titles through its acquisition of MDC. The Company has selected the phrase, "The Education Company" to emphasize its restructured operations and has used that phrase on its new website.

                  The Company has restructured its activities into 4 operating divisions, which are (i) the Educational Services Group; (ii) the Educational Marketing Group; (iii) the Multimedia Publishing Group; and (iv) the Internet Education Group.

                  The Company's restructuring has been underscored by a continuing reduction in its traditional multimedia workforce and the expenses related thereto. The Company closed its game division in December 1997 (See
Note 3 - Discontinued Operations in the Company's Consolidated Financial Statements included elsewhere in this document). The Company also eliminated the three positions of Senior Vice-President pursuant to the attrition in these posts.

                  The Company's reduced reliance on retail sales of its titles coupled with an increase in its direct educational sales reduced its forward exposure to the costly "co-op" fees charged by traditional retail accounts. Finally, the Company has strived to consolidate the accounting, marketing and bookkeeping operations of its acquired companies and is attempting to exploit the synergies among them.

         Industry Background.

                  According to EduVentures, an industry analyst, 1997 was a growth year for the education industry. Revenues by for-profit companies in education grew over 23% over 1996 and totaled more than $64 billion. In addition, there are currently over 90,000 schools in the Kindergarten to grade 12 sector in the United States and over 5.2 million students in these schools.

                  According to Nationsbank Montgomery Securities technology-based training was a $1.1 billion market in 1996 and is projected to grow to over $4 million in four years. Adult enrollment in higher education for persons over 24 years old grew 44.4% from 1970 to 1994. In the United States, education is a $650+ billion market, representing 9.2% of GDP, and is comprised of the following market segments: consumer (6.3%); child reform (0.9%); Pre-K (4.7%); K-12 (48.2%); Post-Secondary (31.4%); Workplace Training (8.1%); and Other Services (0.3%).

                  The Company's acquisitions are targeted to reach segments of this educational market. The Company anticipates that the growth of certain of these educational market segments can be beneficial to the growth of the Company's educational services and sales, although there is no assurance the market will grow as anticipated or that the Company will capitalize on this growth.

Educational Services Group

                  On March 21, 1997, the Company acquired all of the issued and outstanding capital stock (the "Dolphin Shares") of Dolphin, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Dolphin Stock Purchase Agreement"), dated as of March 21, 1997 between the Company and Andrew K. Gardner ("Gardner"). Dolphin is a provider of educational, tutorial and corporate training software product development. The Company anticipates that Dolphin's business will complement its existing business by, among other things, enhancing the Company's capabilities to produce content for educational and corporate clients and providing the Company with access to testing, tutorial and training services for schools and corporations. The Company has also introduced Dolphin to new clients through its existing relationships, including Prentice-Hall and Silver Burdett.

                  Since 1984, Dolphin has produced more than 180 custom software products for publishers, educational service companies, institutions, and corporations. Dolphin's 20+ employees provide educational development services in true programming languages and in popular authoring languages such as Ctt, Macromedia Director, HTML, Shockware, Java and Visual Basic. Dolphin does multi-platform development for Windows, Macintosh and Internet- based environments and maintains a full-time, in-house testing department and 800-number hotline for client assistance. Their products include supplemental software for textbooks, computer-based training for corporations, distance learning software, and assessment and classroom manager software.

                  Pursuant to the terms of the Dolphin Stock Purchase Agreement, the Company acquired from Gardner all of the Dolphin Shares in exchange for the following consideration (collectively, the "Dolphin Consideration"): (a)

$580,000 in cash; (b) a convertible note (the "Gardner Convertible Note") in the principal amount of $1.75 million, which is secured by a pledge of, among other things, the Dolphin Shares pursuant to the terms of the Dolphin Pledge Agreement (as defined below); and (c) approximately 395,947 shares (the "Purchaser Shares") of unregistered Common Stock.

                  The Gardner Convertible Note bears interest at a rate of 7% per annum from and after March 21, 1997 and is due on March 1, 2001 (the "Gardner Maturity Date"). The outstanding principal balance of the Gardner Convertible Note on December 31, 1997, together with interest accruing thereon, shall be repaid in 39 equal monthly installments of approximately $53,087, which commenced on January 2, 1998 and is continuing on the first business day of each succeeding month. The principal amount of the Gardner Convertible Note, at the holder's option, may be converted into the number of duly authorized, validly issued, fully-paid and non assessable shares of Common Stock equal to the then unpaid principal amount of the Gardner Convertible Note being converted, divided by $5.75, as may be adjusted from time to time in accordance with the terms of the Gardner Convertible Note.

                  Pursuant to its terms, the entire unpaid principal amount of the Gardner Convertible Note, together with accrued interest and charges thereon shall be due and payable upon the occurrence of an "Event of Default" under the Gardner Convertible Note. An "Event of Default" under the Gardner Convertible Note shall include such things as, (a) the Company's failure to make any payment due thereunder within 10 days after the due date therefor and failure to make such payment for an additional 30 days after written notice of such non-payment;
(b) the Company's breach of any material obligation under Section 5 of the Gardner Convertible Note, relating to conversion of the Gardner Convertible Note, if such breach has not been cured within 60 days; (c) a Default (as described below) under the Dolphin Pledge Agreement giving due recognition of any notice and cure provisions thereof. The Gardner Convertible Note also provides that the Gardner Maturity Date may be accelerated in the event that (i) Gardner terminates his employment under the Gardner Employment Agreement (as defined below) for "Good Reason" in certain circumstances or (ii) Dolphin terminated Gardner's employment under the Gardner Employment Agreement without "cause". The indebtedness evidenced by the Gardner Convertible Note is secured by the Stock Pledge Agreement, dated as of March 21, 1997 between the Company and Gardner (the "Dolphin Pledge Agreement").

                  Pursuant to the terms of the Dolphin Pledge Agreement, the Company, among other things, granted to Gardner a continuing lien and security interest in and to the Dolphin Shares and the proceeds thereof. The Company also generally agreed, among other things, (i) to maintain certain levels of working capital and stockholder's equity, (ii) not to liquidate, dissolve, merge or consolidate Dolphin or sell substantially all of its assets, (iii) not to borrow money from any person other than the Company or loan money to any person other than the Company and (iv) not to sell, lease, assign or grant a lien on the Dolphin Shares. In addition, the Dolphin Pledge Agreement generally provides that a "Default" shall occur upon the occurrence of certain events including, but not limited to: (i) any "Event of Default" under the Gardner Convertible Note; (ii) failure to perform, observe or comply with a material provision of the Dolphin Pledge Agreement and cure such breach after written notice thereof;
(iii) a breach of a representation or warranty contained in the Dolphin Pledge Agreement or a breach of certain representations or warranties contained in the Dolphin Stock Purchase Agreement or any officer certificate relating thereto;
(iv) liquidation, dissolution or termination of Dolphin; or (v) bankruptcy of the Company. Upon and after the occurrence of a Default, Gardner may, among other rights and remedies, exercise his right to sell the Dolphin Shares, or any part thereof in accordance with and subject to the provisions described in the Dolphin Pledge Agreement.

Educational Marketing Group

                  On November 26, 1997, the Company acquired all of the issued and outstanding capital stock of each of Multi Dimensional Communications, Inc. and New Media Schoolhouse, Inc., pursuant to the terms of a Stock Purchase Agreement (the "MDC Stock Purchase Agreement"), dated as of November 26, 1997 among the Company and each of Nicholas S. Vazzana ("Nicholas") and Elaine Vazzana ("Elaine") (Elaine and Nicholas are collectively referred to herein as "Vazzana"). The Company anticipates that the businesses of MDC and NMS will complement its existing businesses by, among other things, enhancing the Company's capabilities to market content to the educational market. The Company is currently reviewing some of over 100 titles acquired in this transaction for potential reissue, revision or reuse. The

Company has also introduced the products of certain publishers to such Multidimensional catalogs, including Simon & Schuster Interactive and Fox Interactive. The Company is overseeing the revision of the Company's catalog and website. In mid-April it intends to introduce a fully functional Internet store for sale of educational software.

                  It is the intention of the Company to grow its Educational Marketing Group through the following three primary initiatives, although there can be no assurance that such goals can be reached:

         (i) expanding the products to be sold by MDC and NMS to include videos, books, and software from additional sources such as those described above as well as titles previously developed by the Company;

         (ii) increasing the number of proprietary products sold by MDC under its own labels, either by low-cost development or by purchase or joint ventures with third parties for direct marketers; and

         (iii) selling educational software products through an internet store.


                  Pursuant to the terms of the MDC Stock Purchase Agreement, the Company acquired from Vazzana all of the issued and outstanding capital stock of each of MDC and NMS (the "Orange Cherry Shares"), in exchange for the following consideration: (a) $36,133; (b) convertible notes of the Company (the "Vazzana Convertible Notes") in the aggregate principal amount of $375,000, which are secured by a pledge of, among other things, the Orange Cherry Shares, pursuant to the terms of the Orange Cherry Pledge Agreements (as defined below); and (c) 225,000 shares (the "Vazzana Purchaser Shares") of unregistered Common Stock. Pursuant to the terms of the MDC Stock Purchase Agreement, the Company agreed to guarantee an aggregate selling price of the Vazzana Purchaser Shares at $2.00 per share, before commissions or other transaction fees, for each such share actually sold on a bona fide trade on the NASDAQ Small Cap Market or such other exchange that the Common Stock is then listed or traded during the period beginning one year and ending two years from November 26, 1997.

                  The Vazzana Convertible Notes bear interest at a rate of 6% per annum and are due on January 2, 2000 (the "Vazzana Maturity Date"). The outstanding principal balance of the Vazzana Convertible Notes on December 31, 1997, together with interest accruing thereon, shall be repaid in 24 equal monthly installments commencing February 1, 1998 and continuing on the first business day of each succeeding month. The principal amount of the Vazzana Convertible Notes, at the holder's option, may be converted into the number of duly authorized, validly issued, fully-paid and non assessable shares of Common Stock (the "Vazzana Conversion Shares") equal to the then unpaid principal amount of the Vazzana Convertible Notes being converted, divided by $5.75, as may be adjusted from time to time in accordance with the terms of the Vazzana Convertible Notes. The Vazzana Convertible Notes may be prepaid at the Company's option.

                  Pursuant to the terms thereof, the entire unpaid principal amount of the Vazzana Convertible Notes, together with accrued interest and charges thereon shall be due and payable upon the occurrence of an "Event of Default" under the Vazzana Convertible Notes. An "Event of Default" under the Vazzana Convertible Notes includes, such things as, (a) the Company's failure to make any payment due thereunder within 20 business days after the due date therefor and failure to make such payment for an additional 20 business days after written notice of such non-payment; (b) the Company's breach of any material obligations under Section 5 of the Vazzana Convertible Notes, relating to conversion of the Vazzana Convertible Notes, if such breach has not been cured within 30 days; (c) a "Default" (as described below) under the Orange Cherry Pledge Agreements giving due recognition of any notice and cure provisions thereof.

                  The indebtedness evidenced by the Vazzana Convertible Notes are secured by each of the Stock Pledge Agreement dated as of November 26, 1997 between the Company and Elaine relating to the pledge of all of the outstanding shares of NMS, and the Stock Pledge Agreement, dated as of November 26, 1997 between the Company and Nicholas relating to the pledge of all of the outstanding shares of MDC (collectively, the "Orange Cherry Pledge Agreements").


                  Pursuant to the terms of the Orange Cherry Pledge Agreements, the Company, among other things, granted a continuing lien and security interest in and to the Orange Cherry Shares and the proceeds thereof. The Company also agreed, among other things, (i) not to liquidate, dissolve, merge or consolidate MDC or NMS or sell substantially all of their assets, (ii) not to borrow money from any person other than the Company or loan money to any person other than the Company and (iii) not to sell, lease, assign or grant a lien on the Orange Cherry Shares. In addition, the Orange Cherry Pledge Agreements generally provide that a "Default" shall occur upon the occurrence of certain events described in the Orange Cherry Pledge Agreements, such as: (i) any "Event of Default" under the Vazzana Convertible Notes; (ii) failure to perform, observe or comply with a material provision of the Orange Cherry Pledge Agreements and cure such breach after written notice thereof; (iii) liquidation, dissolution or termination of MDC or NMS; (iv) bankruptcy of the Company, or (v) the Company's dissolution or inability to pay debts or appointment of a trustee of the Company. Upon and after the occurrence of a Default, Vazzana may, among other rights and remedies, exercise their right to sell the Orange Cherry Shares, or any part thereof in accordance with and subject to the provisions described in the Orange Cherry Pledge Agreements.

                  On February 13, 1998, Byron Preiss Multimedia Holdings, Inc. ("BPMH"), a wholly-owned subsidiary of the Company, pursuant to an Asset Purchase Agreement with High Text Interactive, Inc. ("High Text") has acquired any rights that High Text has to certain computer software programs known as "Crash Course" and tangible embodiments thereof (the "Crash Course Assets"), including the inventory of High Text related to the Crash Course assets. The purchase price for the Crash Course Assets was 150,000 shares of the Company's Common Stock. The Company has agreed to guarantee an aggregate selling price of such shares at $1.33 per share, before commissions on other transaction fees, during the period beginning one year and exceeding 18 months after the closing. There is no assurance that the acquisition of the Crash Course Assets will not result in any claims being brought against the rights acquired by BPMC to the Crash Course Assets. The Company intends to sell the Crash Course titles, including, among other titles, Statistics, Physics, Accounting and Algebra, to schools through its MDC and NMS catalogs and Internet store and to consumers under its distribution agreement with Simon and Schuster. The Company also hopes to re-purpose the products for the Internet through distance learning channels.

Multimedia Publishing Group

                  The Company's New York-based print publishing and multimedia development operations currently produce book, video software and Internet related titles. The group is responsible for coordinating production with outside suppliers, and foreign publishing licensees. Among the products and services recently in development or completed by the group are X-Files:
Unrestricted Access for Fox Interactive; Total Titanic, a book and a separate reissue of an existing third-party software product; the design and implementation of the NMS webstore; two sports education videos, a sports website and sports book under contract with Genesis Direct; and over 15 new titles in its book program with Marvel Comics and 12 new titles under the distribution agreement with Pocket Books.

Internet Education Group

                  In February, 1998, the Company acquired OnRamp School Productions, Inc., a Colorado corporation ("OnRamp"), pursuant to the terms of a Merger Agreement, dated as of February 27, 1998, between the Company, Internet Education Group, Inc., a Delaware corporation which is wholly owned by the Company ("IEG"), Neal Tomblyn, David Workman and OnRamp. Pursuant to the terms of the Merger Agreement, OnRamp merged with and into IEG and became a wholly-owned subsidiary of the Company, known as Internet Education Group, Inc. ("IEG").

                  IEG is a developer of closed Internet systems for schools and corporations, allowing students and employees access to pre-screened websites, but protecting them from inappropriate and obscene pages. IEG's proprietary technology and services address the needs of schools who desire access to Internet content without exposing them to content that is deemed "inappropriate" to minors. According to U.S.A. Today, for purposes of funding schools and libraries' access to be the Internet, "up to $2.25 billion a year will be distributed to schools and libraries through a fund administered by the Federal Communications Commission, with an estimated $20 billion to be given in the next 10 years." IEG's business plan targets the government spending in this area by providing tools for screening Internet content. The Company will require additional capital to implement IEG's business plan for said closed Internet systems.

                  IEG also provides the Company with up-to-date Internet skills and seasoned management that has worked on technology projects for TCI/Reuters' co-venture Ingenius, Xerox and Bell Atlantic. Neal Tomblyn, CEO & IEG was named an Executive Vice President of the Company and David Workman, President of IEG was named a Vice President of the Company. The IEG management was involved in the development and content for Yahoo's popular children's website, Yahooligans! IEG has contributed to the development of the Company's NMS internet store.

         Virtual Comics.

                  The Company has produced an on-line service, Virtual Comics, primarily on the World Wide Web and initially in limited form under an independent content provider agreement with the Microsoft Network. During 1996, the Company further developed its Virtual Comics division. Virtual Comics(TM), which provides comics on-line in an interactive format, features comic book illustrations of new super-heros developed for digital medium. The Company's has released They Call Me...the SKUL(TM), and THE SUIT(TM) and anticipates releasing THE 6(TM). See Brand Strategy - Virtual Comics(TM). The Company has also published print comic books featuring these characters. During 1997, Virtual Comics, Inc., a subsidiary of the Company, entered into arrangements with America On-Line, Inc. and its affiliate ("AOL") pursuant to which Virtual Comics, Inc. agreed to issue 19.9% of the common stock of Virtual Comics, Inc. to AOL. In connection therewith, Virtual Comics entered into a confidential interactive services agreement with AOL pursuant to which Virtual Comics will provide a comics and comics commerce site through the AOL network. Furthermore, in December 1997, Virtual Comics entered into a letter of intent regarding a proposed private offering by Virtual Comics of, between $2.0 million and the maximum of $5.0 million, which may result in a substantial dilution of the Company's interest in Virtual Comics, Inc. The Company believes that, among other things, that such reduction in its equity interest is required to raise sufficient capital necessary to provide adequate working capital for Virtual Comics in the manner contemplated. There can be no assurance that the private placement will be completed. In such event, the Company may elect to implement a reduced business plan focused on Virtual Comics on-line store. There is no assurance that the delays in capital-raising for Virtual Comics will not have an impact on its launch on AOL.

                  In March 1998, the management of the Company approved a plan to sell Virtual Comics. The Company's Financial Statements included herein reflect the Virtual Comics operations as discontinued based on management's intent to sell Virtual Comics.

         Services of Byron Preiss.

                  Byron Preiss, the President, Chief Executive Officer and a principal shareholder of the Company, is also president, chief executive officer and the principal shareholder of Byron Preiss Visual Publications, Inc. ("BPVP") and of General Licensing Company Inc., which are private companies that perform the same type of services as performed by BPVP. In the course of their book production activities and obtaining book publications rights, BPVP and its related entities often have the opportunity to acquire CD-ROM and other audio and visual rights to authors' works.

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

         Content Licenses.

                  To date, the Company has sought to acquire licenses from publishers, popular authors, artists and film and television companies; and the Company intends to continue to acquire rights to properties and talent which will support its educational and publishing marketing strategy. In licensing agreements, the Company seeks: (i) reasonably long terms for the license, at least 3 to 5 years, (ii) customary advances, guarantees and royalty rates, and
(iii) artistic and editorial cooperation of the licensor. Due to the multimedia nature of certain of the Company's products, licenses are required for audio, video, cinematic, and written materials to supplement original content provided by the Company, for each particular product being developed, the Company seeks to obtain content licenses from various authors and other rights holders (including guilds and unions controlling rights to certain properties) as the development of the product progresses.

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

         History of Releases

                  The Company's first product, Isaac Asimov's The Ultimate Robot(R) was released by the Company in November 1993 and received a prestigious Invision Award. The Company's next CD-ROM products, which were released during 1994, were: the Seinfeld Screensaver & Planner; the R. Crumb Screensaver and Companion; The Multimedia Cartoon Studio; The Essential Frankenstein: The Multimedia Experience; Trouble Is My Business: The Raymond Chandler Library; The World of Totty Pig; Gahan Wilson's The Ultimate Haunted House; The Ultimate Frank Lloyd Wright: America's Architect; and Kurt Vonneguts's - Slaughterhouse Five. During 1995, the Company released approximately fifteen (15) titles, including but not limited to, The Melrose Place Companion; Beverly Hills 90210; The Frasier Companion; The Baywatch Companion; Hard Hat; Ray Bradbury's The Martian Chronicles; American Heritage History of the Civil War; Exploring the Planets; Robot City; "Not Now!" Said the Cow; Baby Rom; The Ultimate Einstein; Will Eisner's The Spirit; Seinfeld 95 and John Steinbeck - Of Mice and Men. The Company developed approximately sixteen (16) titles, during 1996, including, Scientific American Library The Universe and Illusion; Timetables of Technology; The Way Baseball Works; Total Television; American Heritage: Lincoln; American Heritage History of the United States for Young People; The Twelve Circus Rings; Spider-Man; Private Eye Game; Westworld 2000; Forbes Corporate Warrior, a business simulation game; The John Steinbeck Library: The Pearl and The Red Pony. Although a completed version of each of these titles was developed during 1996, certain of the co-published titles were released during 1997, including Scientific
                                       12

American Library. During 1998, the Company currently anticipates releasing several previously developed titles including, but not limited to, Spider-Man:
The Venom Factor, My Cool Diner, Inside-Outside World Tour Game, and The Grapes of Wrath. In addition, during 1997, Simon and Schuster Interactive re-released certain of the titles developed by the Company by bundling them together, such as the American Heritage Lincoln being packaged with the existing American Heritage History of the Civil War.

                  Pursuant to certain agreements that the Company has entered into with Marvel Entertainment Group, Inc., the Company has co-published books including Spider-Man; The Venom Factor; The Ultimate Spider-Man; Iron Man: The Armor Trap; Spider-Man Carnage In New York; The Incredible Hulk: What Savage Beast; and Fantastic Four: To Free Atlantis. In 1996, the Company co-published with Putnam/Berkley the following books: Stan Lee's Riftworld: Odyssey;
Daredevil: Predator's Smile; X-Men: Mutant Empire Book 1 Siege; Spider-Man &
The Incredible Hulk: Rampage; Spider-Man: Goblin's Revenge; Spider-Man: The Octopus Agenda; The Ultimate Super-Villains; The Ultimate X-Men; X-Men: Mutant Empire Book 2: Sanctuary; and Iron Man: Operation A.I.M. The Company also co-published with Pocket Books three Spider-Man Super Thriller books and the Spider-Man "You Are Spider-Man" book. During 1997, the Company released various X-Men titles, Spider-Man titles including The Octopus Agenda, and a hardcover book featuring The Fantastic Four. See "Marketing & Distribution -- Marvel Comic Book Characters."

                  In addition, in 1997, the Company released three trade books with Pocket Books distribution including, but not limited to, Battlestar Galactica, The Ultimate Einstein and The Rhino History of Rock and Roll: The 70's, four Virtual Comics paperbacks and two paperbacks with the National Basketball Hall of Fame and others.

                  In 1998, the Company intends to release a minimum of ten books under its distribution agreement with Pocket Books, including The Ultimate Universe and Pop Culture, a 100th Anniversary book about Pepsi, produced in conjunction with Pepsi.

                  There can be no assurance that the Company will be able to meet its current schedule or that interruptions outside of the Company's control will not impede the Company's current scheduled delivery plans and delay the release dates or any of the Company's pending projects. Any delays in planned delivery, advance or licensing payments, or release dates will correspondingly delay the Company's receipt and recognition of revenues, and could place the Company in default under certain of its content license and joint venture agreements.

                  In the Multimedia Publishing Group, software product development is managed directly or indirectly by the Company which utilizes outside talent to develop certain titles from time to time. The Company has considered using its Dolphin division for certain product development. Each project is assigned to an internal team, a freelance team or independent contractor for all or a part of the production based on the particular skills and knowledge required. Project teams normally consist of one or more programmers, designers, editors, animators, sound suppliers, video engineers, quality controllers and production assistants, all of whom receive direction from full-time staff personnel. In general, actual development time is estimated to average 9 to 12 months elapsed time (but may be as short as six months or as long as two years) and to employ no less than 4 persons per title. The Company's staff is engaged in supervision and direction of teams of outside consultants, freelance programmers and software designers with responsibility for separate development projects. Company staff members also work on internal development of certain titles.

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

                  Books are developed in-house editorially and with text and illustrations commissioned from freelance writers and illustrators. Editing has sometimes been provided by staff from BPVP. See "Services of Byron Preiss"

         Marketing & Distribution.

                  General. To date, the Company has entered into several domestic and international agreements relating to distribution of the Company's products. In connection with the Company's domestic distribution agreements, the Company generally is required to pay fees to distributors, for rendering distribution, warehousing, manufacturing, and technical support services provided by the distributor, and or its designee, which, in the aggregate amount, 12% generally ranges from approximately 12% to 25% as a percentage of the distributors net sales of the Company's products. Each of the Company's domestic distribution agreements fall within this range. The Company has executed a book distribution agreement to cover books, which have been distributed through Simon & Schuster's Pocket Books division commencing in 1997.

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

                  The Company is dependant on Simon and Schuster's Pocket Books division and Putnam Berkley for distribution of its book products and to Simon and Schuster's Macmillan Distribution Services for its software retail sales (see below). Any change in such relationships could have a material adverse effect on the Company.

                  Simon & Schuster Agreements. The Company entered into a Software Development Agreement dated as of March 21, 1995 (the "Development Agreement") with Simon & Schuster Interactive ("S&S"), a division of Simon & Schuster, Inc. Pursuant to the terms thereof, the Company and S&S have jointly developed products in digital electronic media to be based upon pre-existing third party and original works. These products will be developed by the Company and S&S through the joint contribution of their respective properties, resources, names, talent and know-how.

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

                  In June 1995, the Company and S&S amended the Development Agreement to co- publish the following three CD-ROM titles, which are Ray Bradbury's The Martian Chronicles based on the beloved science fiction novel; Scientific American Library's The Planets, based on the book, Exploring Planetary Worlds and Raymond Chandler's Philip Marlowe: Private Game, which is an interactive game based on the novel The Little Sister by the classic American mystery writer, that was originally planned to be named Raymond Chandler's Philip Marlowe: The Little Sister Game. Although the foregoing three titles were partially developed pursuant to the Microsoft Agreement (as hereinafter defined), the Company believes that Ray Bradbury's The Martian Chronicles and Scientific American Library's The Planets were approximately one-half developed and Raymond Chandler's Philip Marlowe: Private Game was only approximately 10% developed. See "Microsoft Agreement." In January 1996, the Company entered into a further extension of the Development Agreement to include additional mutually agreed upon titles and to provide a profit margin calculated upon the development fee.

                  The Company has also entered into a Distribution Services Agreement (the "S&S Distribution Agreement"), dated as of January 1, 1996 with S&S Interactive Distribution Services (now known as Simon & Schuster Interactive Macmillan Distribution Services) ("S&S Distribution") pursuant to which the Company granted to S&S Distribution certain rights to market and distribute titles, and to provide inventory, warehousing and fulfillment services for the titles. The S&S Distribution Agreement initially identified six (6) titles which shall be distributed by S&S Distribution, including The Frasier Companion; The Baywatch Companion with Screensaver; The Ultimate Einstein; My Cool Diner; and Westworld. In addition, the Company agreed to grant S&S Distribution the right to distribute any and all titles that the Company develops, publishes or for which the Company gains distribution rights throughout the term of the S&S Distribution Agreement, with permitted exceptions. There can be no assurance that S&S Distribution will be successful in promoting and selling the Company's titles. In December 1996, the Company entered into an agreement with The Learning Company for distribution of jewel case versions of Virtual Comics The Skul and The Suit games and for Scientific American Library: The Planetarium and in 1997, for a jewel case version of Multimedia Cartoon Studio.

                  Penguin. In October, 1995 the Company entered into an agreement (the "Penguin Agreement") with Penguin Electronic Publishing, a division of Penguin Books USA, Inc. ("Penguin") pursuant to which, the Company and Penguin will develop five (5) CD-ROM projects tentatively titled: The John Steinbeck Library, (which shall consist of a CD-ROM edition of each of the following works by John Steinbeck: Of Mice and Men, The Pearl and The Red Pony and The Grapes of Wrath; Total Television by Alex McNeil and The Inside-Outside World Tour based on The Inside-Outside Book of New York City, The Inside-Outside Book of Washington, D.C., The Inside-Outside Book of London and The Inside-Outside Book of Paris by Roxie Monroe. Penguin was appointed the exclusive distributor of such CD-ROMs in the English language and all markets in the US, its territories and Canada and a non-exclusive right throughout most of the world. Penguin shall obtain the rights and clearances for the literary materials published by Penguin to be used in the CD-ROMs. The Penguin Agreement runs for a period of seven (7) years from the initial publication of each CD-ROM project, respectively and shall continue thereafter until terminated upon thirty
(30) days notice by either party. In late 1996, Penguin Electronic Publishing reduced its operations and the division was closed in December 1996. In 1997, excluding book-and-disk package rights which were retained by Penguin, the Company successfully negotiated the reversion of rights of software distribution for its titles previously to be co-published with Penguin Electronic Publishing.

The Company issued Total TV, in conjunction with Nick at Nite's TV Land in the fourth quarter of 1997 and intends to distribute the remaining titles to the educational market through NMS/MDC during 1998.

                  Marvel Comic Book Characters. Pursuant to an Agreement dated as of September 1, 1994 (the "Marvel Agreement") entered into by the Company with Marvel Entertainment Group, Inc. ("Marvel"), the company obtained the exclusive license in the United States and Canada to publish novels in hard cover and paperback formats for ages 15 and up based on certain comic book characters owned by Marvel including, among others, Spider-Man(R), The Incredible Hulk(R), and The Fantastic Four(R). The Company has and will continue to create these novels through the services of freelancers supervised by the Company. Marvel has the right to approve each stage of development of the books and is under no obligation to do so.

                  The Company is obligated to publish at least 4 novels in each twelve-month period. The first two titles were published in 1994 and the Company has co-published with Putnam Berkeley Group, Inc. eight books including Spider-Man; The Venom Factor, a mass market paperback; The Ultimate Spider-Man, a mass market paperback; Iron Man: The Armor

Trap; Spider-Man Carnage In New York; The Incredible Hulk: What Savage Beast; and Fantastic Four: To Free Atlantis. In 1996, the Company released the following books: Stan Lee's Riftworld: Odyssey; Daredevil: Predator's Smile; X-Men: Mutant Empire Book 1 Siege; Spider-Man & The Incredible Hulk: Rampage; Spider-Man: Goblin's Revenge; Spider-Man: The Octopus Agenda; The Ultimate Super-Villains; The Ultimate X-Men; X-Men: Mutant Empire Book 2: Sanctuary; and Iron Man: Operation A.I.M.. The Company released 17 new titles during 1997 including, but not limited to, various X-Men titles and Spider-Man titles such as The Octopus Agenda. The Company has also been granted the right of first refusal on audio titles to the Marvel books which it publishes and produced one audio tape in 1996 under contract with Simon and Schuster Audio. The Marvel Agreement has an initial term of three years and may be renewed upon the mutual agreement of Marvel and the Company. The Company renewed this Agreement with Marvel in September 1996 for a period ending December 2000. Marvel is entitled to royalties based on the sale of books under the Marvel Agreement.

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

                  Pursuant to an agreement, dated as of February 15, 1995, between the Company and Marvel (the "Marvel CD-ROM Agreement"), Marvel granted to the Company the exclusive right to publish, distribute and sell in all languages throughout the world three (3) different CD-ROM titles of interactive adventures which visually recreate plots and/or storylines of novels previously published by the Company or to be published by the Company pursuant to the Marvel Agreement. The Marvel CD-ROM Agreement continues through January 31, 2000 unless sooner terminated by the parties in accordance with the terms thereof. Pursuant to the Marvel CD-ROM Agreement, as amended, the Company shall publish three titles, the first title of which by August 31, 1997, the second title by December 31, 1997 and the third title by December 31, 1998. The first title, Spider-Man: The Sinister Six(TM), was published in November 1996. During

1998, the Company intends to distribute Spider-Man: The Venom Factor through a third party distributor, but their can be no assurance such distribution will be established.

                  In performing the Marvel CD-ROM Agreement, the Company is permitted to use all commonly accepted multimedia elements, such as sound and animation created exclusively for such CD-ROM titles. Marvel has retained the sole right to approve various stages of creation of the CD-ROM titles that are the subject of the Marvel CD-ROM Agreement. In connection with the Company's restructuring, the Company does not intend to produce any further Marvel CD-ROM games. The Company also is seeking to terminate other game licenses held by the Company.

                  Pursuant to an agreement (the "Marvel Young Adults Agreement"), dated as of June 15, 1995, entered into by the Company with Marvel, the Company obtained the sole and exclusive right to print, publish, distribute and sell in the United States and Canada as well as non-exclusive rights to distribute and sell throughout most of the world, under the Company's own imprint, young adult books including, mass-market size paperback books and hardcover books, based on certain comic book characters owned by Marvel, known as the "Marvel Superheroes", including, among others, Spider-Man(R). In addition, the Company had been granted the right to manufacture and sell throughout the world one (1) CD-ROM title of interactive adventures based upon one or more of such books. The Marvel Young Adults Agreement runs through January 15, 1999, unless sooner terminated in accordance with the terms thereof. The Company suspended publication of Marvel Young Adult titles in 1997 due to disappointing sales performance.


                  In addition, pursuant to an agreement (the "Marvel X-MEN Agreement"), dated as of June 28, 1995, entered into by the Company with Marvel, the Company obtained the exclusive license to print, publish, distribute and sell in the United States and Canada as well as a non-exclusive right to sell throughout most of the world, under the Company's own imprint, softcover novels in mass-market size, hardcover novels and limited edition novels, for approximately ages fifteen (15) and up, based upon certain comic book characters owned by Marvel, known as the "X-MEN(R)". In addition, the Marvel X-MEN Agreement provides that one or more of the books may be adopted to CD-ROM format exclusively by the Company which shall be one of the three titles to be published under the terms and conditions of the Marvel CD-ROM Agreement. The Marvel X-MEN Agreement runs through January 15, 1999, unless sooner terminated in accordance with the provisions thereof. In 1997, the Company successfully extended this Agreement on a non-exclusive basis. The Agreement was amended to provide for the additional publication of books based on Generation X, another Marvel title.

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

                  Retail and Direct Mail. The Company's titles distributed by S&S pursuant to each of the Development Agreement and the S&S Distribution Agreement, by certain international distributors and pursuant to other relationships, may be sold through some or all of the following retail channels, some of which are not currently significant distributors of computer software, including: (i) traditional trade software wholesale distributors; (ii) traditional trade book distributors; (iii) alternative distribution to target markets, including sales over on-line services; (iv) CD-ROM samplers and mail order; and (v) national electronics chains and other mass merchandisers. The Company has emphasized marketing of its titles through its newly acquired NMS/MDC catalogs and will market them through its new website.

                  Trade software wholesale distributors distribute primarily to independent computer stores and chain outlets and sometimes to department and electronics stores. Trade book distributors distribute to bookstores and chains, as well as schools and libraries.

                  International Distribution. The Company believes that foreign countries offer significant potential markets for its products due to increasing worldwide demand for interactive multimedia and educational software. The Company entered into a localization and Distribution Agreement with a distributor of multimedia products in Korea pursuant to which, in general, the Company, among other things, has granted the distributor the right and license to replicate certain CD-ROMs in the Korean language and to manufacture, distribute and sell those CD- ROMs in Korea.


                  The Company entered into a CD-ROM Distribution and Replication Agreement dated February 12, 1996 with Macmillan Publishers Limited ("Macmillan") pursuant to which the Company granted to Macmillan for a five year term the sole and exclusive right throughout the UK and Ireland to manufacture, sell and distribute certain CD-ROM products including, but not limited to, Scientific American Library The Planets and The Ultimate Einstein. The Company recently received notice that Macmillan was assigning such rights to Marshall Editions, Ltd.

                  The Company entered into a Localization and Distribution Agreement dated as of February 23, 1996 with Systhema, A.G. ("Systhema") pursuant to which the Company granted to Systhema an exclusive license, through December 31, 1999, throughout the Republic of Germany, Austria, German speaking Switzerland and Liechtenstein to manufacture, sell and distribute certain CD-ROM products including, but not limited to, Scientific American Library The Planets and The Ultimate Einstein. The Company extended this relationship in 1997 to include the Company's Timetable of Technology.

                  The Company entered into a binding Letter of Agreement with Anaya Multimedia S.A., pursuant to which the parties agreed to enter in an Agreement whereby the Company will grant to Anaya the exclusive rights for localization, publishing, and distribution of the Spanish language version of the Scientific American titles, "The Planets", "The Universe" and "Illusion", (collectively, the "Spanish Titles"), and Anaya will grant to the Company the exclusive license to publish, license and sublicense such Spanish Titles outside of Spain. The Company extended this relationship in 1997 to include additional titles.

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

                  Competition.

                  Competition in the CD-ROM software, educational, book publishing and on-line service markets and comic books is intense. The Company's competitors include several large software and publishing companies with substantial financial and personnel resources and numerous small companies with lesser resources. The software market is now facing enhanced competition as a result of two factors which are (i) reduced prices as a result of reduced price publishing and (ii) the development of new electronic distribution technologies including, certain "on-line" services, which are discussed below and (iii) a reduction in the number of stores selling CD-ROMs.

                  There are various publishers and distributors which market their own multimedia products, including companies such as The Learning Company, Cenolast, and Broderbund. The current number of published titles in the categories of interest to the Company approximates several thousand, and the quality of available titles is expected to increase during the next several years. The Company will compete for educators' software expenditures with other software companies targeting the educational segments of the multimedia market.

                  In the K-12 educational software market, the Company's children's educational products may encounter strong competition from established products in that field, and similar competition may be met in other specialized areas. The Company has attempted to differentiate itself from its competitors through its focus on licensing high quality products based upon recognized works of popular authors and artists, and by acquisition MDC/NMS. There can be no assurance that this strategy will enable the Company to compete successfully in its targeted markets. The Company also competes with other publishers and developers for content licenses and for talented development personnel. Dolphin competes with other development companies as well as divisions of large companies. IEG faces competition from such products as Net Nanny, Cyberpatrol and third party on-line solutions. NMS faces competition from such catalogs as Educational Resources and The Learning Company's recent acquisition of TEC Direct.

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

         Intellectual Property.

                  The Company's future success will be heavily dependent upon its content, its distributed software and books and the performance of its acquired divisions. The Company will rely on a combination of contractual rights, trademarks, trade secrets and copyright laws to establish or protect its products in the countries where it will conduct business. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to deter misappropriation. Furthermore, there can be no assurance that claims relating to the Company's alleged infringement on the intellectual property of others will not be asserted against the Company. Copyright and other proprietary rights to the use of CD-ROM and on-line material and material licensed for use on CD-ROM and on-line is a relatively new area and there is the possibility of legal challenges in respect of all such rights. Moreover, as is the case in the music recording industry, CD-ROM software is capable of being reproduced by unauthorized persons. Any such unauthorized reproduction might be difficult to police and could detrimentally affect the Company. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as to the laws of the United States.

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

         Employees

                  As of the date hereof, the Company's New York office had approximately 20 full-time employees and 1 part-time employee. In addition, as of the date hereof, Dolphin, Inc. had approximately 22 employees and the Company's Educational Marketing Group division had approximately 6 employees. The Company also uses the services of freelance software developers, consultants, programmers and designers on an "as needed" basis. The Company believes that its future success will depend, in part, upon its ability to attract, retain and motivate qualified personnel and independent contractors. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

FINANCING TRANSACTIONS

8% Convertible Debentures due January 31, 1999

                  On February 5, 1997, the Company completed the sale to certain European investors of its 8% Convertible Debentures due January 31, 1999 (the "European Debentures") in aggregate principal amount of $2.0 million, in reliance upon the exemption from registration afforded under Regulation S of the Securities Act.

                  In connection with the transaction, the Company received net proceeds in the amount of approximately $1.84 million. The European Debentures are convertible, at the holders option, anytime commencing 45 days after the issue thereof, into shares of Common Stock, at a conversion price per share equal to the lower of (a) 70% of the average closing bid price of the Common Stock for the five business days immediately preceding the conversion date or
(b) 75% of the average of the closing bid price of the Common Stock for the five business days immediately preceding the date of subscription by the holder thereof, in each case as reported by the NASDAQ Small Cap Market. The Company is entitled, at its option, to redeem all or part of the European Debentures being converted by paying to the holder thereof the product of (i) the average market price for the five consecutive trading days as reported by the NASDAQ Small Cap Market prior to the notice of conversion, and (ii) the number of shares of Common Stock that would be issuable if the European Debentures were converted.

                  In addition, as part of its issuance of the European Debentures, the Company issued to VenGua Capital Markets, Ltd., the European-based broker involved in such transaction, warrants (the "VenGua Warrants") to purchase 50,000 shares of Common Stock. The VenGua Warrants are exercisable for shares of Common Stock at any time from and after February 1, 1998 to and including January 31, 1999, at a purchase price of $2.40 per share, which price may be adjusted upon the occurrence of certain events.

                  On or about April 22, 1997, in accordance with the notices of conversion of the European Debentures presented to the Company by each of the holders of the European Debentures, the Company issued and delivered 785,176 shares of Common Stock to Allied Balken, 219,849 shares of Common Stock to AT Investments, 753,769 shares of Common Stock to Baybridge Securities and 753,769 shares of Common Stock to Blue Chip Securities. In the aggregate, the Company issued shares of Common Stock, representing, at that time, approximately 35% of the Company's issued and outstanding shares of Common Stock.

6% Convertible Debentures due October 31, 1999

                  On October 17, 1997, October 29, 1997 and November 18, 1997, the Company completed the sale of its 6% Convertible Debentures due October 31, 1999 (the "6% Debentures") to two investors in the aggregate principal amount of $300,000, in reliance upon exemption from registration afforded under Regulation S of the Securities Act.

                  In connection with the transaction, the Company received net proceeds in the amount of approximately $227,500 (excluding legal, accounting and other miscellaneous expenses). The proceeds are net of commissions and unaccountable expense allowances paid to Heritage Equities Ltd. The 6% Debentures are convertible, at the holders option, anytime commencing 60 days after the issue thereof, into shares of Common Stock, at a conversion price per share equal to the lower of (a) 75% of the average closing bid price of the Common Stock for the five business days immediately preceding the conversion date or (b) 80% of the average of the closing bid price of the Common Stock for the five business days immediately preceding the date of subscription, in each case as reported on the NASDAQ Small Cap Market. The

Company is entitled, at its option, to redeem part or all of the 6% Debentures being converted by paying to the holder thereof the product of (i) the aggregate principal amount of the 6% Debentures being redeemed, and (ii) 130%.

                  In addition, the Company issued to warrants Reva Trading (Proprietary) Limited , an investor in the 6% Debentures (the "Reva Warrants") to purchase an aggregate of 50,000 shares of Common Stock. The Reva Warrants are exercisable for shares of Common Stock at any time through October 31, 1999, at a purchase price of $1.00 per share, which price may be adjusted upon the occurrence of certain events.

6% Convertible Debentures due November 30, 1999

                  On December 8, 1997, the Company completed the sale to Bushinghall Limited ("Bushinghall") of its 6% Convertible Debentures due November 30, 1999 (the "Bushinghall Debentures") in the aggregate principal amount of $1.3 million, in reliance upon the exemption from registration afforded under Regulation D of the Securities Act.

                  In connection with such transaction, the Company received net proceeds in the amount of approximately $1,189,500 million (excluding legal, accounting and other miscellaneous expenses), which, at this time, the Company intends to use to complete acquisitions and for additional working capital. The proceeds are net of a 8% commission and 0.5% unaccountable expense allowance paid to Trautman Kramer & Company, Incorporated ("Trautman"). The Bushinghall Debentures are convertible, at Bushinghall's option, anytime commencing 90 days after the issue thereof, into shares of Common Stock, at a conversion price per share equal to the lower of (i) the lowest three consecutive trading day average Market Price (as hereinafter defined) for the 60 trading days ending on the day prior to the conversion date or (ii) 125% of the Market Price on the issue date. With respect to the Bushinghall Debentures, the term the "Market Price" generally shall be the average closing bid price of the Common Stock as reported, at the option of the holder, by Bloomberg, LP or by the National Association of Securities Dealers or the closing bid price on the over-the-counter market. The Company also issued to Bushinghall a warrant (the "Bushinghall Warrants") to purchase an aggregate of 130,000 shares of Common Stock. The Bushinghall Warrants are exercisable for shares of Common Stock at any time through November 30, 2002 at purchase prices that range from 2.25 to 3.0375, which prices may be adjusted upon the occurrence of certain events.

                  In addition, the Company issued to Trautman and certain of its employees warrants (the "Trautman Warrants") to purchase an aggregate of 182,000 shares of Common Stock. The Trautman Warrants are exercisable for shares of Common Stock at any time through November 30, 2002, at a purchase price of $2.70 per share, which price may be adjusted upon the occurrence of certain events.

                  At this time, the Company is pursuing various potential acquisitions. In order to complete such acquisitions and to fund the future operations of these acquisitions, as well as, to fund current on-going operations of the Company in order to support its current working capital requirements, the Company is required to raise additional capital. There can be no assurance that the Company will be successful in raising such additional capital or that such additional capital will be available on a timely basis or available on commercially acceptable terms to the

Company. The failure by the Company to currently raise capital for each of the purposes discussed above will result in a material adverse effect to the business and operations of the Company. Furthermore, there can be no assurance that the Company will be able to pay the approximate $3.7 million owed under its convertible notes and convertible debentures in the event that the holders thereof demand payment of the amounts due pursuant to the terms thereof or even make required payments thereunder on a timely basis. Since it is highly unlikely that the Company would have the funds needed to repay the amounts outstanding under these debt instruments, non-payment would be an event of default which could materially adversely affect the Company's ability to continue its business.

                  As a result of its issuance of certain convertible notes and convertible debentures, including the Gardner Convertible Note and the Vazzana Convertible Notes (each as hereinafter defined), the Company is indebted to various third parties in an amount equal to approximately $3.7 million. As security for certain of these obligations, the Company has pledged the shares of

Dolphin, Inc. pursuant to the Dolphin Pledge Agreement (as hereinafter defined) and the shares of Multi Dimensional Communications, Inc. and New Media Schoolhouse, Inc. pursuant to the Orange Cherry Pledge Agreements (as hereinafter defined). Events of default under these debt instruments include, among other things, (i) the failure by the Company to pay any principal of, or interest on, these debt instruments, or (ii) the failure by the Company to observe certain terms, covenants or agreements, such as maintaining net worth and working capital requirements, and observing capital expenditure limitations. Upon the occurrence of an event of default, the holders of these debt instruments could foreclose on their security interest in the Company's assets, the shares of Dolphin, Inc., Multi Dimensional Communications, Inc. and New Media Schoolhouse, Inc. Such action would have a material adverse effect on the Company's business. See "Business--Educational Services Group," and Business--Educational Marketing Group."

Item 2.  Description of Property

         As of March 31, 1998, the locations of the Company's principal facilities are as follows:


                                                                                                  Approximate Square
Location                       Principal Use/User                                                    Feet of Space
--------------------------------------------------------------------------------------------------------------------------
LEASED:

New York, NY                   Principal executive office of the Company                                12,000

Cherry Hill, NJ                Office facilities/Dolphin                                                 6,584

Pound Ridge, NY                Office warehouse and fulfillment facilities/MDC/NMS                       1,300


         The Company's facilities are substantially fully utilized. The Company believes that its facilities are reasonably suitable for the purpose to which they are put and that, subject to possible changes to accommodate centralization and consolidation of its business activities, they are adequate for the Company's immediate foreseeable needs.

                  On November 1, 1993, the Company entered into a lease (the "Initial Lease") for approximately 5,000 square feet of office space for a term of four and one-half years, at 24

West 25th Street, New York, New York. The lease provides for an initial annual rental of $51,970, with an annual escalation adjustment of 4%. In July 1995, the Company entered into a second lease (the "Second Lease") for approximately 5,000 square feet of additional office space on the fifth floor at 24 West 25th

Street. The Second Lease, which runs through April 1998, contains substantially the same terms and conditions as the Initial Lease. The Second Lease provides for minimum annual rent of $48,750 throughout the term. The Company extended the Initial Lease and the Second Lease (collectively, the "Leases") until March 31, 1997 and subsequently renewed such Leases for space on the fifth, tenth and one-half of the eleventh floor at 24 West 25th Street, New York, New York for a term of five years with a two-year cancellation clause.

Items 3. Legal Proceedings.

         The Company is not a party to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None during the fourth quarter of the year ended December 31, 1997.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

                   The Company's Common Stock trades on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market under the symbol "CDRM" and on the Boston Stock Exchange under the symbol "BYP".
In early 1998, the Company's Common Stock was listed on each of the Frankfurt Stock Exchange and the Berlin Stock Exchange. Set forth below are the range of reported high and low bid and ask quotations for the Company's Common Stock for each of the quarters indicated as reported on the NASDAQ Small Cap Market. All over-the-counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                   Price Per Share
                                                   Of Common Stock
                                                  ------------------
                                                        Bid     Ask
                                                       -----   -----
Year Ended December 31, 1996

First Quarter                                    High  8.50    9
                                                 Low   7.125   7.375

Second Quarter                                   High  6.875   7.25
                                                 Low   5.50    6

Third Quarter                                    High  4.25    4.75
                                                 Low   3.50    3.875

                                                   Price Per Share
                                                   Of Common Stock
                                                  ------------------
                                                        Bid     Ask
                                                       -----   -----

Fourth Quarter                                   High  3.50    3.75

                                                 Low   1.875   2.25

Year Ended December 31, 1997

First Quarter                                    High  2.50    2.75
                                                 Low   1.00    1.75

Second Quarter                                   High  2.00    2.063
                                                 Low    .875   1.00

Third Quarter                                    High  1.188   1.375
                                                 Low    .406    .469

Fourth Quarter                                   High  2.719   2.813
                                                 Low    .813    .844

                  Holders. As of December 31, 1997, the Company, to its knowledge, had approximately 109 shareholders of record of its Common Stock (representing approximately 1100 beneficial owners of the Common Stock).

                  Dividends. The Company has not paid dividends on its Common Stock since its inception and has no intention to pay any dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, plans for expansion, general economic conditions and other pertinent factors. In addition, under the terms of the Viacom Purchase Agreement, the Company may not pay any cash dividends to its shareholders without Viacom's prior written consent. See "DESCRIPTION OF BUSINESS--Viacom Purchase Agreement."

                  During 1997, and in the early part of 1998, the Company issued securities, including convertible debentures, common stock and warrants in connection with various financing transactions and the acquisitions of Dolphin, MDC and NMS, OnRamp School Productions, and the assets of HighTech Interactive, Inc. See Business--Financing Transactions,--Educational Services Group--Educational Marketing Group--Multimedia Publishing Group--Internet Education Group. The issuance of such securities was exempt from registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules promulgated thereunder, and the securities issued in connection therewith redeemed to be restricted securities, except with respect to the issuance by the Company of certain of the Convertible Debentures pursuant to Regulation S. See "Business--Financing Transactions". No underwriter was engaged in connection with such sales of securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The following discussion and analysis should be read in

conjunction with the Company's Consolidated Financial Statements and Notes thereto (the "Financial Statements") included elsewhere in the Form 10-KSB.

                  Byron Preiss Multimedia Company, Inc., a New York Corporation, was incorporated in July 1992. In March 1995, Viacom International Inc., a subsidiary of Viacom Inc. and an affiliate of Simon & Schuster, Inc., purchased a 20% interest in the Company. Initially, the Company was founded to develop, publish and distribute interactive multimedia software on CD-ROM (Compact Disc-Read Only Memory) in addition to multimedia formats, including books and online. In 1997, the Company was restructured to specialize in the development and marketing of educational software as well as a publisher of books and software for the educational and consumer markets. The Company has also established international co-publishing relationships with some of the largest European educational software publishers including companies located in Germany and Spain. In March 1998, the management of the Company has approved a plan to discontinue its operations of developing, marketing and selling entertainment software to the consumer market and to sell or close operations of its majority-owned subsidiary Virtual Comics, Inc., all of which is expected to be completed prior to April 1999. The Company does not anticipate any future material gains or contingencies relating to the discontinued operations.

                  Under the Company's co-publishing arrangement with Simon & Schuster, the Company's completed the CD-ROM title, My Teacher Is An Alien, during 1997.

                  Under its co-publishing and distribution arrangements with Pocket Books, a division of Simon & Schuster, the Company completed and distributed approximately eleven books including The Ultimate Einstein, Is Your Teacher An Alien, Battlestar Galactica #1, 100 Greatest Basketball Players Of All Time, How To Raise A Non-Smoking Kid, Rhino's History of Rock & Roll: 70's, three Marvel young adult books and Dragon School.

                  Under the Company's agreements with Marvel Entertainment Group, the Company co-published and distributed with The Putnam Berkley Group, Inc. approximately 17 books in fiscal 1997 including Spider-Man: Goblin's Revenge, X-Men #2 - The Sanctuary, Spider-Man/Iron Man: Doomsday #2, X-Men #3:
Slavation, Fantastic Four: Redemption, Generation X: Ghosts, Spider-Man: Octopus Agenda, Incredible Hulk: Abominations, x-Men: Smoke & Mirrors, The Ultimate Silver Surfer and X-Man: Empire's End.

                  Net Revenues from Continuing Operations. Revenue from continuing operation in 1997 was $3,965,645 as compared to $4,932,991 in 1996. This decrease was principally attributable to a decrease of approximately $3,130,000 of sales of educational content CD-ROMs developed under co-publishing agreements with large media companies. This decrease was offset by revenues of approximately $1,550,000 of Dolphin, Inc., an educational software developer acquired in March of 1997, and increases in book publishing revenues of approximately $398,000. On November 26, 1997, the Company also acquired Multi Dimensional Communications, Inc. and New Media Schoolhouse, Inc., which are publishers and distributors of education titles. Revenue from these acquisitions in 1997 was approximately $66,000 from the date of acquisition.

                  Cost of Revenues from Continuing Operations. Cost of revenues from continuing operations decreased to $2,856,106 for fiscal 1997, down from $4,489,668 in fiscal year 1996. As a percentage of revenues from continuing operations cost of revenue from continuing operations declined during fiscal year 1997 to 72% as compared to 91% for fiscal year 1996. The dollar decline in the cost of revenues from continuing operations is attributed to a substantial decline in the number of CD-ROMs completed during the year which is slightly offset by a greater number of book titles completed as well as the inclusion of cost of revenues from continuing operations of its subsidiary Dolphin Inc. As a percentage of revenues from continuing operations cost of revenues from continuing operations declined during fiscal year 1997 as compared to fiscal year 1996 due to lower development costs for book publishing and custom development work as compared to development costs associated with certain retail CD-ROM titles developed in the fiscal year 1996.

                  Selling, General and Administrative Expenses from Continuing Operations. Selling, General and Administrative expenses from continuing operations increased by $634,123 to $3,109,581 in fiscal year 1997, up from $2,475,458, in fiscal year 1996. As a percentage of revenues from continuing operations selling, general and administrative expenses from continuing operations also increased to 78% of total revenues from continuing operations in fiscal year 1997 from 50% in the prior year. The increase can be principally attributable to the inclusion of Selling, General and Administrative expenses from continuing operations of the newly acquired subsidiary, Dolphin Inc. totalling approximately $415.000 as well as higher corporate relations fees of approximately $152,000.

                  Interest Expense/Income. Net interest expense totalled $1,031,275 in fiscal year 1997 as compared to net interest income of $132,927 in fiscal year 1996. The increase in interest expense is principally due to the non-cash imputed interest costs associated with the issuance of $2.3 million in convertible notes due in 1999, of approximately $931,000.

                  Liquidity and Capital Resources. The Company has approximately $2,154,000 of cash and cash equivalents and accounts receivables as of December 31, 1997. The Company's working capital deficit of approximately $1,511,000 at December 31, 1997, includes deferred income of $720,278, which management expects to be earned during fiscal 1998.

                  During 1997, the Company had net cash provided by operating activities of approximately $286,000 as compared to $1,679,000 in 1996. This decrease is the result of an increase in the Company's net loss of approximately ($4,159,000) in 1997 from that of 1996 offset by a decrease in accounts receivable of approximately $1,088,000, as compared to an increase of ($1,234,000) in 1996, and increases in current liabilities in 1997.

                  Net cash used in investing activities was approximately ($3,748,000) in 1997 as compared to ($5,190,000) in 1996. The decrease in net cash used of approximately $1,442,000 is due to a decrease in the purchase of prepublication costs and rights during 1997 offset by the fact that the Company did not have any sales of marketable securities in 1997.

                  Net cash provided by financing activities was approximately $3,273,000 in 1997 as compared to $300,000 in 1996. This increase of approximately $2,973,000 is due to the issuance of several debentures by the Company during 1997.

                  In December 1997, the Company entered into a Securities Purchase Agreement, whereby it may issue up to $2.8 million in convertible debentures subject to certain conditions. Under this agreement, the Company issued in December 1997 $1.3 million of 6% convertible debentures due November 30, 1999. At this time, management of the Company believes that this convertible debt will be converted into shares of common stock in the near future and well before maturity. (See Note 7 to Financial Statements). Management of the Company is taking cost cutting actions including the elimination of non-essential personnel and the reduction of selling, general and administrative expenses where appropriate and feasible. At this time, the Company is pursuing various potential acquisitions. In order to complete such acquisitions and to fund the future operations of these acquisitions, the Company will be required to raise additional capital. There can be no assurance that the Company will be successful in raising such additional capital, that such additional capital will be available on a timely basis or available on commercially acceptable terms to the Company or without causing substantial dilution to the shareholders. The failure by the Company to currently raise capital for each of the purposes discussed above may result in a material adverse effect to the business and operations of the Company.

                  Management believes that its liquid assets of cash, cash equivalents and accounts receivable, the expected cash flows from its newly acquired subsidiaries, the consolidation of administrative back-room facilities and available outside sources of financing will provide enough funds necessary to continue operating its existing businesses through April 1999.

                  Year 2000 Compliance. The Company is currently in the process of evaluating its information technology for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Item 7.  Financial Statements.

The following financial statements are furnished as part of this Annual Report on Form 10-KSB:

Index to Financial Statements.                                          Pages
                                                                        -----

         Report of Independent Public Accountants                        F-1

         Consolidated Balance Sheet as of December 31, 1997              F-2

         Consolidated Statements of Operations For the Years             F-3
         Ended December 31, 1997 and December 31, 1996


         Consolidated Statements of Changes in Shareholders'             F-4
         Equity for the Years Ended December 31, 1997 and
         December 31, 1996

         Consolidated Statements of Cash Flows for the Years             F-5
         Ended December 31, 1997 and December 31, 1997

         Notes to Consolidated Financial Statements                      F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Byron Preiss Multimedia Company, Inc.:

We have audited the accompanying consolidated balance sheet of Byron Preiss Multimedia Company, Inc. (a New York corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Byron Preiss Multimedia Company, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

New York, New York                     ARTHUR ANDERSEN LLP
April 10, 1998

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                                          $     1,193,246
    Accounts receivable, net                                                                                   960,896
    Inventory                                                                                                  146,956
    Other current assets                                                                                       149,453
                                                                                                       ---------------
                 Total current assets                                                                        2,450,551

PREPUBLICATION COSTS AND RIGHTS PURCHASED                                                                    1,343,922

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                                                      544,191

GOODWILL, net of accumulated amortization                                                                    3,180,602

OTHER ASSETS                                                                                                   369,487
                                                                                                       ---------------

                 Total assets                                                                          $     7,888,753
                                                                                                       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                              $     1,476,502
    Current maturities of long-term debt                                                                       678,274
    Liabilities from discontinued operations                                                                   715,182
    Deferred income                                                                                            720,278
    Other current liabilities                                                                                  370,524
                                                                                                       ---------------
                 Total current liabilities                                                                   3,960,760

LONG-TERM DEBT, less current maturities                                                                      3,046,726

OTHER LONG-TERM LIABILITIES                                                                                     69,457
                                                                                                       ---------------
                 Total liabilities                                                                           7,076,943
                                                                                                       ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST                                                                                              193,969


SHAREHOLDERS' EQUITY:
    Preferred stock, 5,000,000 shares authorized; 0 shares issued and outstanding
    Common stock, 30,000,000 shares authorized; 7,399,438 shares issued and outstanding,                         7,399
        $.001 par value
    Additional paid-in capital                                                                              14,618,221
    Accumulated deficit                                                                                    (14,007,779)
                                                                                                       ---------------
                 Total shareholders' equity                                                                    617,841
                                                                                                       ---------------
                 Total liabilities and shareholders' equity                                            $     7,888,753
                                                                                                       ===============

 The accompanying notes are an integral part of this consolidated balance sheet.

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                          1997              1996
                                                                                     --------------    --------------
NET REVENUES                                                                         $    3,965,645    $    4,932,991

COST OF REVENUES                                                                          2,856,106         4,489,668
                                                                                     --------------    --------------
                 Gross profit from continuing operations                                  1,109,539           443,323

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              3,109,581         2,475,458
                                                                                     --------------    --------------
                 Loss from continuing operations before interest                         (2,000,042)       (2,032,135)

INTEREST EXPENSE (INCOME)                                                                 1,031,274          (132,927)
                                                                                     --------------    --------------
                 Loss from continuing operations                                         (3,031,316)       (1,899,208)

DISCONTINUED OPERATIONS (Note 3):

    Loss from discontinued operations                                                    (4,687,358)       (1,660,659)
                                                                                     --------------    --------------
                 Net loss                                                            $   (7,718,674)   $   (3,559,867)
                                                                                     ==============    ==============

NET LOSS PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE:

    Continuing operations                                                            $        (0.47)    $       (0.45)
    Discontinued operations                                                                   (0.74)            (0.39)
                                                                                     --------------    --------------
                 Total                                                               $        (1.21)    $       (0.84)
                                                                                     ==============     =============

DILUTED NET LOSS PER SHARE:

    Continuing operations                                                            $        (0.47)    $       (0.45)
    Discontinued operations                                                                   (0.74)            (0.39)
                                                                                     --------------    --------------
                 Total                                                               $        (1.21)    $       (0.84)
                                                                                     ==============     =============

COMMON SHARES USED IN COMPUTING PER SHARE AMOUNTS:
       Basic                                                                              6,365,995         4,261,875
                                                                                     ==============    ==============
       Diluted                                                                            6,365,995         4,261,875
                                                                                     ==============    ==============


  The accompanying notes are an integral part of these consolidated statements.

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                        Common         Additional            Accumulated
                                                        Stock        Paid-in Capital           Deficit                 Total
                                                        ------       ---------------         -----------               -----
BALANCE, December 31, 1995                              $4,262         $10,723,371           $ (2,729,238)          $ 7,998,395

    Compensation expense                                   -                66,070                 -                     66,070

    Net loss for the year ended December 31, 1996          -                  -                (3,559,867)           (3,559,867)
                                                        ------         -----------           ------------           -----------

BALANCE, December 31, 1996                               4,262          10,789,441             (6,289,105)            4,504,598

    Purchase of Dolphin, Inc.                              400             399,600                 -                    400,000

    Conversion of debentures, net of                     2,512           1,667,836                 -                  1,670,348
       issuance costs of $329,652

    Discount of FMV on convertible debentures              -               936,310                 -                    936,310

    Purchase of Multi Dimensional                          150             283,717                 -                    283,867
       Communications, Inc.

    Purchase of New Media Schoolhouse, Inc.                 75             166,058                 -                    166,133

    Issuance of warrants to purchase common                -               375,259                 -                    375,259
       stock

    Net loss for the year ended December 31, 1997          -                  -                (7,718,674)           (7,718,674)
                                                        ------         -----------           ------------           -----------

BALANCE, December 31, 1997                              $7,399         $14,618,221           $(14,007,779)          $   617,841
                                                        ======         ===========           ============           ===========


  The accompanying notes are an integral part of these consolidated statements.

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                          1997              1996
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(7,718,674)      $(3,559,867)
    Adjustments to reconcile net loss to net cash provided by operating activities-
          Depreciation and amortization                                                    472,521           223,087
          Amortization of prepublication costs and rights purchased                      4,601,826         5,881,732
          Compensation expense                                                                  -             66,070
          Gain on sale of investment in subsidiary                                        (100,434)               -
          Minority interest in loss of consolidated subsidiary                             (70,595)               -
          Amortization of discount on convertible debentures                               931,587                -
          Amortization of debt issuance costs                                               44,252                -
    Changes in operating assets and liabilities-
       Accounts receivable                                                               1,088,414        (1,233,511)
       Inventory                                                                           247,044          (122,064)
       Other current assets                                                                (85,397)               -
       Other assets                                                                        108,981          (192,708)
       Accounts payable and accrued expenses                                              (334,138)          918,111
       Liabilities from discontinued operations                                            715,182                -
       Other current liabilities                                                           235,599          (177,494)
       Deferred income                                                                      80,281          (124,770)
       Other long-term liabilities                                                          69,457                -
                                                                                       -----------       -----------
                 Net cash provided by operating activities                                 285,906         1,678,586
                                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                                                        (445,407)               -
    Investment in minority interest of consolidated subsidiary                              65,000                -
    Purchase of equipment and leasehold improvements                                      (166,580)         (201,890)
    Sale of marketable securities                                                               -            982,710
    Prepublication costs and rights purchased                                           (3,200,531)       (5,970,528)
                                                                                       -----------       -----------
                 Net cash used in investing activities                                  (3,747,518)       (5,189,708)
                                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from convertible debentures                                             3,272,860                -
    Proceeds from minority investment in consolidated subsidiary                                -            300,000
                                                                                       -----------       -----------
                 Net cash provided by financing activities                               3,272,860           300,000

                                                                                       -----------       -----------
                 Net (decrease) in cash and cash equivalents                              (188,752)       (3,211,122)

CASH AND CASH EQUIVALENTS, beginning of year                                             1,381,998         4,593,120
                                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                                                 $ 1,193,246       $ 1,381,998
                                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for-
          Interest                                                                     $        -        $    20,750
                                                                                       ===========       ===========
          Income taxes                                                                 $     2,500       $     2,785
                                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
       Debt issued for acquisition                                                     $ 2,125,000       $        -
                                                                                       ===========       ===========
       Stock issued for acquisition                                                    $   850,000       $        -
                                                                                       ===========       ===========
       Debentures converted to common stock, net                                       $ 2,000,000       $        -
                                                                                       ===========       ===========
       Royalty payable converted to equity in minority investment of
          consolidated subsidiary                                                      $   300,000       $        -
                                                                                       ===========       ===========

  The accompanying notes are an integral part of these consolidated statements.

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

1.  ORGANIZATION

Byron Preiss Multimedia Company, Inc. and its subsidiaries (the "Company" or "BPMC") was incorporated in the State of New York in July 1992. In March 1995, Viacom International Inc., a subsidiary of Viacom Inc. and an affiliate of Simon & Schuster, Inc., purchased a 20% interest in the Company. Initially, the Company was founded to develop, publish and distribute interactive multimedia software on CD-ROM (Compact Disc-Read Only Memory) in addition to multimedia formats, including books and online. In 1997, the Company was restructured to specialize in the development and marketing of educational software as well as a publisher of books and software for the educational and consumer markets. The Company has also established international co-publishing relationships with some of the largest European educational software publishers including companies located in Germany and Spain. In March 1998, the management of the Company approved a plan to discontinue its operations of developing, marketing and selling entertainment software to the consumer market and to sell its majority-owned subsidiary Virtual Comics, Inc., all of which is expected to be completed prior to April 1999. The Company does not anticipate any future material gains or contingencies relating to the discontinued operations.

A significant portion of the Company's products employ interactive multimedia technology designed to make them easy to use. This new direction has been initiated through the acquisition of Dolphin, Inc. ("Dolphin"), Multi Dimensional Communications, Inc. ("MDC"), and New Media Schoolhouse, Inc. ("NMS"), and is continuing subsequent to December 31, 1997 with the acquisition of the assets of High Text Interactive and OnRamp School Productions (Note 15). In addition, the Company signed a letter of intent to purchase New Century Education Corporation in 1998 (Note 15). The Company's operations also include the publishing of books and other print materials. The Company has entered into copublishing agreements in the United States and has established copublishing relationships with several European educational software publishers.

The Company has sustained net losses of approximately $7,719,000 and $3,560,000 for the years ended December 31, 1997 and 1996, respectively. Management believes that its liquid assets of cash, cash equivalents and accounts receivable, the expected positive cash flows from its newly acquired subsidiaries and existing businesses, the consolidation of administrative back-room facilities and available outside sources of financing (Note 7) will provide enough funds necessary to continue operating its existing businesses through April 1999.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Basis of Consolidation


The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dolphin, MDC, NMS, its majority-owned subsidiary, Virtual Comics, Inc. ("VCI") and two wholly-owned inactive subsidiaries, Byron Preiss Multimedia On-Line Services, Inc. and Byron Preiss Multimedia Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

      Development Revenue - Revenues related to the development of CD-ROM and book titles are recorded upon completion and delivery of each title. Revenues from the sale of CD-ROM and book titles to end-users are recorded upon shipment.

      Sale of Titles - Revenues related to the sale of titles not covered by copublishing agreements (which are generally made by distributors) are recorded upon shipment to end users, subject to appropriate reserve for returns. According to distributor agreements, accounts receivable from distributors for such sales are to be remitted net of return reserves. As of December 31, 1997, the Company has accounts receivable from distributors net of return reserves of approximately $1,302,954. Subsequent to the delivery of the titles, the Company does not have any material or significant obligations. The Company's sales of titles occur primarily with two of its distributors under agreements described in Note 13.

      Software Contract Revenues - Software contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses.

Cash and Cash Equivalents

Highly liquid investments purchased with a maturity of three months or less when purchased are considered cash equivalents.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.

Prepublication Costs and Rights Purchased


Prepublication costs are capitalized and represent the time and expenses relating to work performed in order to prepare a working product ready for sale. For financial reporting purposes, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen-months.

Rights purchased represent prepaid royalty expenses and relate to contracts between the Company and various third parties, which enable the Company to use the said parties' material to create and produce products that contain such material. For financial reporting purposes, these costs will be charged to operations as revenues are earned on the related titles, but in no event over a period longer than eighteen-months.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of prepublication costs or rights purchased may warrant revision or that the remaining balances may not be recoverable, using an estimate of undiscounted cash flows over the remaining life of the related products. The Company's management believes, based on these continuing analyses, that all remaining capitalized prepublication costs and rights purchased will be fully realized.

Equipment and Leasehold Improvements

Equipment is stated at cost. Equipment and furniture and fixtures are being depreciated over five years using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement.

Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is presently being amortized over a period of ten years on a straight-line basis. These amortization periods are evaluated by management on a continuing basis, and will be adjusted if the lives of the underlying net assets are impaired.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted this statement in 1996, and the effect of the adoption was not material to the Company's consolidated financial statements.

Deferred Income

Deferred income primarily represents amounts received under copublishing relationships (Note 13). These amounts are recorded as deferred income pending the final testing and acceptance of each title.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on (1) differences between the financial accounting and income tax bases of assets and liabilities, and (2) net operating loss carry-forwards, using enacted tax rates in effect for the years in which the differences and carry-forwards are expected to reverse and be utilized, respectively (Note 10).

Net Loss Per Share

During 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net loss per share amounts, assuming dilution ("Diluted EPS"), is computed, under SFAS No. 128, by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Net loss per share amounts for prior-year periods have been restated to conform with the provisions of SFAS No. 128, however, the result of that restatement was not material.

Basic net loss per common share is computed by dividing the Company's net loss by the weighted average common shares outstanding for each year presented. Diluted net loss per common share is equal to Basic net loss per common share for each year presented as the effect of all outstanding stock options and warrants outstanding was antidilutive.

Stock-Based Compensation

In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to continue the accounting set forth in Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and to provide the necessary pro forma disclosures as if the fair value method had been applied (Note 9).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The fair value of long-term debt, including current portion, approximates fair value.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

3.  DISCONTINUED OPERATIONS


In March 1998, the Company adopted a plan to discontinue operations dedicated to the development, marketing and sale of entertainment software in the retail market, which includes the sale of VCI. Management has restructured the Company to specialize in the development and marketing of educational software as well as the publishing of books and software for the educational and consumer markets. This decision was made due to declining revenues, high operating costs, and increased competition in the entertainment software marketplace. As a result, the Company has recorded a charge against earnings of approximately $4,700,000 at December 31, 1997. The Company plans to fully carry out its plan to exit the entertainment software market in the ensuing twelve months.

Summary operating results from discontinued operations for the years ended December 31, 1997 and 1996 were as follows:


                                                                               1997              1996
                                                                          -------------     -------------
             Revenues                                                     $    792,860      $  1,958,314
             Cost of revenues                                                3,885,466         2,459,369
                                                                          ------------      ------------
                        Loss                                                (3,092,606)         (501,055)

             Selling, general and administrative expenses                    1,594,752         1,159,604
                                                                          ------------      ------------
                        Net loss from discontinued operations             $ (4,687,358)     $ (1,660,659)
                                                                          ============      ============


4.  ACQUISITIONS

On March 21, 1997, the Company acquired all the issued and outstanding stock of Dolphin, a custom software development company serving customers in need of high-quality, interactive education and training software products. Such tailored products are used for educational and training purposes of students, teachers, researchers, medical professionals, and workers across a broad range of industries. The purchase price consisted of $600,000 in cash, a 7% convertible note in the aggregate principal amount of $1,750,000, and 400,000 shares of the Company's common stock, valued at $1.00 per share, which was the fair market value of the Company's common stock at the date of acquisition. The acquisition has been accounted for as a purchase, and the excess of the purchase price over the net assets acquired of $2,593,628 is being amortized over a period of ten-years.

On November 26, 1997, the Company acquired all the issued and outstanding stock of MDC, a publisher and distributor of educational software titles for the grades K-12 marketplace, and NMS, a catalog publishing and distribution company. The aggregate purchase price for these two acquisitions consisted of $125,480 in cash and a 6% convertible note in the aggregate principal amount of $375,000 and 225,000 shares of the Company's common stock valued at $2.00 per share, which was the fair market value of the Company's common stock at the date of acquisition. These acquisitions have been accounted for as purchases, and the excess of the purchase price over the net assets acquired of $788,064 is being amortized over a period of ten-years.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Dolphin, MDC and NMS had occurred as of the beginning of fiscal 1997 and 1996.

                                                                              December 31,
                                                                          --------------------
                                                                          1997          1996
                                                                          ----          ----
                                                                              (unaudited)
             Net revenues                                            $   6,319,887   $   9,529,101
                                                                     =============   =============
             Net loss                                                   (7,893,668)     (3,759,969)
                                                                     =============   =============

             Net loss per share - basic and diluted                  $       (1.24)   $      (0.77)
                                                                     =============    ============


The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

5.  RELATED PARTY TRANSACTIONS

Byron Preiss, a principal shareholder and CEO of the Company, is also the owner and CEO of Byron Preiss Visual Publications ("BPVP") and co-owner of General Leasing Company, Inc. and Byron Preiss/Richard Ballantine, Inc. These companies function as book producers, acquiring licenses from authors and institutions. BPMC has purchased several such licenses from said companies upon terms, including royalties in certain cases, which the Company believes are as favorable as the terms which the Company could have obtained in dealing with unaffiliated parties, and will have the opportunity to purchase additional licenses under similar terms and conditions. No purchases were made during 1997 and 1996, respectively.

The Company was party to a Management Services Agreement with BPVP covering the use of certain services, office space, employees and office equipment. This agreement terminated in 1996 and for the year ended December 31, 1996, $185,319 was paid to BPVP. No amounts were incurred during 1997.

6.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at December 31, 1997:

             Equipment                                           $    1,289,078
             Furniture and fixtures                                     166,124
             Leasehold improvements                                     151,441

                                                                 --------------
                                                                      1,606,643
             Less- Accumulated depreciation and amortization          1,062,452
                                                                 --------------
                                                                 $      544,191
                                                                 ==============

7.  LONG-TERM DEBT

                                                                                   December 31, 1997
                                                                                   -----------------
Acquisition Financing:
    7% convertible note payable in 39 monthly installments commencing January       $    1,750,000
       2, 1998 (a)

    6% convertible notes payable in 24 monthly installments commencing February            375,000
       1, 1998 (b)

Financing:
    Convertible debentures (c)                                                             300,000
    Convertible debentures (d)                                                           1,300,000
                                                                                         ---------
                                                                                         3,725,000

Less- Current maturities                                                                  (678,274)
                                                                                    --------------
                                                                                    $    3,046,726
                                                                                    ==============

(a) In connection with the March 21, 1997 acquisition of Dolphin, the Company issued a convertible note with principal of $1,750,000 payable to the former owner, bearing interest at a rate of 7% per annum. The principal amount of the convertible note is convertible, at the holder's option, into common stock equal to the unpaid principal amount at the date of conversion at a share price of $5.75.

(b) In connection with the November 26, 1997 acquisitions of MDC and NMS, the Company issued convertible notes in aggregate principal of $375,000 payable to the former owners, bearing interest at a rate of 6% per annum. The principal amounts of the convertible notes are convertible, at the holder's option, into common stock equal to the unpaid principal amount at the date of conversion at a share price of $5.75.

(c) In October and November 1997, the Company completed three sales of 6% convertible debentures, due in 1999, in the aggregate principal amount of $300,000, in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933. The Company received net proceeds of approximately $227,000 from these sales. The debentures are convertible sixty-days from the date of issuance at the option of the holder. The conversion feature on the debentures affords a discount below the fair market value at the time of conversion into the Company's common stock. As such, the Company has recorded additional interest expense of approximately $74,000 as of December 31, 1997 for the intrinsic value of the discounted conversion feature. In connection with these sales, the Company issued warrants to one investor to purchase 50,000 shares of the

      Company's common stock at a purchase price of $1.00 per share, expiring in October 1999. The Company recorded the fair value of these warrants as debt issuance costs at the sale date and will amortize the costs over the life of the debentures. No debentures have been converted and no warrants have been exercised under these transactions as of December 31, 1997.

(d) In December 1997, the Company approved an offering of $2,800,000, 6% convertible debentures. The Company sold $1,300,000 of the debentures to an investor, in reliance upon the exemption from registration under Regulation D of the Securities Act of 1933. The Company received net proceeds of approximately $1,190,000 from the sale. The debentures are convertible ninety-days from the date of issuance, at the option of the holder, at or above the fair market value of the Company's common stock at the date of conversion.

      As part of the debenture sales agreement, the investor has the option to purchase an additional $1,500,000 of debentures, under the same terms as the previous sale, contingent upon the Company meeting certain covenants as stated in the agreement.

      In connection with these sales, the Company issued warrants to the investor to purchase 130,000 shares of the Company's common stock at an exercise price ranging from $2.25 - $3.04 per common share, expiring in November 2002. In addition, the Company issued warrants to the underwriter to purchase 182,000 shares of the Company's common stock at an exercise price ranging from $2.25 - $3.04 per common share, expiring in November 2002. The Company recorded the fair value of these warrants as debt issuance costs at the sale date and will amortize the costs over the life of the debentures. No debentures have been converted and no warrants have been exercised under these transactions.

On February 5, 1997, the Company completed the sale of 8.0% convertible debentures due January 31, 1999 in an aggregate principal amount of $2,000,000 in reliance upon the exemption from registration under Regulation S afforded by the Securities Act of 1933. In connection with the sale, the Company received net proceeds in the amount of approximately $1,840,000. The debentures were subsequently converted into 2,512,563 shares of common stock of the Company, in April 1997, at a conversion price of $.795 per share. The conversion feature on these debentures afforded a discount below fair market value at the time of conversion of the debentures into common stock. The Company recorded additional interest expense of approximately $857,000 for the value discount generated upon conversion below market value.

In connection with the sale, the Company issued warrants to the underwriter to purchase 50,000 shares of the Company's common stock at an exercise price of $2.40 per share, exercisable between February 1998 and January 1999. The Company recorded the fair value of these warrants as additional interest expense.

Scheduled maturities of all long-term debt instruments at December 31, 1997 are as follows:

                          1998                    $    678,724
                          1999                       2,325,859
                          2000                         571,261
                          2001                         149,156
                                                  ------------
                                                  $  3,725,000
                                                  ============

Total interest expense on long-term debt was $1,083,862 and $0 in 1997 and 1996, respectively.

8.  MINORITY INTEREST IN
    CONSOLIDATED SUBSIDIARY

During 1997, based upon a letter of intent entered into in 1996, America Online, Inc. ("AOL") invested $365,000 in the Company's subsidiary, VCI, for a 19.9%

ownership interest in VCI. The Company and AOL had previously agreed to fund the development costs of VCI and AOL's investment based on a proposed joint venture. As such, the Company has recorded AOL's minority interest of $193,969, in the accompanying consolidated balance sheet.

In December 1997, VCI entered into a letter of intent regarding a proposed private offering of 10% convertible debentures by VCI between $2,000,000 and a maximum of $5,000,000. No amounts have been sold under this proposed offering.

9.  SHAREHOLDERS' EQUITY

Warrants

The Company has 1,934,500 outstanding warrants, issued in previous stock purchase agreements, financing transactions and the Company's initial public offering exercisable for one share of the Company's common stock ranging from $1.00 to $7.00 per share and expiring in May 1999.

Stock Options

The Company's 1993 stock option plan (the "1993 Plan"), as amended, provided for the granting of stock options to employees, officers, directors, consultants and others to purchase up to 425,000 shares of common stock. On April 15, 1996, the shareholders approved an amendment to the 1993 Plan to increase the number of shares of common stock available for issuance by 100,000 shares. On April 16, 1997 the 1993 Plan was amended again to provide for an additional 200,000 shares of common stock for a total of 725,000 shares of common stock of the Company.

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

An optionee other than by will or the laws of descent and distribution may not transfer stock options, and, during the lifetime of an optionee, the option will be exercisable only by him or by his legal guardian or legal representative. In the event of termination of employment other than by death or for cause, the optionee will have three months after such termination during which he can exercise the option. Upon termination of employment of an optionee by reason of death, his option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination.

No options under the 1993 Plan are permitted to be granted after the tenth anniversary of the effective date of the 1993 Plan. Under the 1993 Plan, the Company has granted 602,640 options through December 31, 1997. The majority of such options are five-year options and vest equally over three years. All options granted under the 1993 Plan provide for the payment of the exercise price in cash or, with the approval of the Board of Directors of the Company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of those methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

Any unexercised option that is terminated, canceled or expires for any reason without being exercised in full may again become available for issuance under the 1993 Plan, unless the 1993 Plan has been terminated.

The Company accounts for awards granted to employees and directors under APB
No. 25. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the following pro forma amounts:

                                                1997               1996
                                           ------------      --------------
          Net loss:
              As reported                  $(7,718,674)      $  (3,559,867)
              Pro forma                     (7,783,451)         (3,617,477)

          Basic net loss per share:
              As reported                  $     (1.21)      $        (.84)
              Pro forma                          (1.22)               (.85)

          Diluted net loss per share:
              As reported                  $     (1.21)      $        (.84)
              Pro forma                          (1.22)               (.85)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

During 1996, the Company granted 25,640 options to outside consultants under the 1993 Plan. All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. Under SFAS No. 123, the fair value of the options granted to consultants in 1996, as of the date of grant using the Black Scholes pricing model, was $128,547. The 1996 nonqualified stock options ("NQSOs") were granted to the consultants for terms of up to five years, at an exercise price of $3.63. As of December 31, 1997, all of the NQSOs granted to consultants were exercisable.

Option activity for the years ended December 31, 1997 and 1996 are as follows:

                                              1997                                               1996
                           -------------------------------------------      --------------------------------------------
                                      Weighted    Weighted    Weighted                 Weighted     Weighted    Weighted
                                      Average     Average     Average                  Average      Average     Average
                                      Exercise    Exercise    Exercise                 Exercise     Exercise    Exercise
                                       Price       Price       Price                    Price        Price       Price
                                      Discount      FMV       Premium                  Discount       FMV       Premium
                           Shares      Options    Options     Options       Shares     Options      Options     Options
                           ------     --------    --------    --------      ------     --------     --------    --------
Outstanding, begin-        260,140    $   4.50    $   3.92    $   5.50      263,000    $   4.28    $   4.02     $   5.57
   ning of year

     Granted               285,000        -           2.00        1.64       30,640        3.63        -            7.88
     Exercised                  -                                                -         -           -            -
     Forfeited            (119,000)       4.00        2.18        5.46      (33,500)       4.00        5.50         6.04
     Expired                    -                                                -         -           -            -
                          --------                                          -------

Outstanding, end of
   year                    426,140                                          260,140
                           =======                                          =======

Exercisable, end of
   year                    161,680                                          155,986

Weighted average FV of
   discount options
   granted                $    -                                             $ 5.01

Weighted average FV of
   FMV options granted    $   1.37                                           $    -

Weighted average FV of
   premium options
   granted                $    .94                                           $ 4.25


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 6.07% and 6.30%; expected life of 5 years; expected volatility of 79% and 58% and expected dividend yield of zero percent.

The following table summarizes information with respect to stock options outstanding at December 31, 1997:



                                           Options Outstanding                              Options Exercisable
                         ------------------------------------------------------    -----------------------------------
                                                  Weighted
                              Number of            Average                            Number of
                               Options            Remaining         Weighted           Options            Weighted
Range of Exercise          Outstanding at        Contractual        Average        Outstanding at          Average
     Prices              December 31, 1997          Life         Exercise Price    December 31, 1997    Exercise Price
-----------------        -----------------       -----------     --------------    -----------------    --------------
   $1.31 - $2.17               230,000               2.78           $ 1.57               17,115            $ 1.33
    2.18 -  3.27                82,000               1.55             2.08               39,500              1.55
    3.28 -  4.92                25,640                 -              3.63               25,640              3.63
    4.93 -  7.40                88,500                .31             5.54               79,425              5.49
   -------------               -------               ----           ------              -------             -----
   $1.31 - $7.40               426,140               2.04           $ 2.46              161,680             $3.79


10. INCOME TAXES

At December 31, 1997, deferred taxes consisted of the following:

              Net operating loss carryforwards           $    5,328,000
              Reserve for product returns                       586,000
              Other                                              97,000
                                                         --------------
                                                              6,011,000

              Valuation reserve                              (6,011,000)
                                                         --------------
                               Net deferred tax asset    $           -
                                                         ==============

The Company has incurred net operating loss ("NOL") carryforwards of approximately $9,557,000 which will begin to expire in 2012 unless utilized or limited. The benefit from the Company's net operating losses for income tax purposes has been fully reserved for because future realization is not considered to be "more likely than not." These NOL carryforwards are subject to audit and may be limited due to current IRS audit. A change in ownership under
Section 382 of the Internal Revenue Code (as amended) could significantly limit the future utilization of the Company's net operating losses.

11.  COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under several operating lease agreements expiring through 2002. Future minimum lease payments under noncancelable operating leases at December 31, 1997 were as follows:

                    1998        $275,326
                    1999         283,084
                    2000         231,815
                    2001         164,858
                    2002          41,615

The Company may be subject to an additional future liability for royalties depending on the sales volume of its titles.

12.  EMPLOYMENT AGREEMENTS

In April 1994, the Company entered into an employment agreement with its chief executive officer. The employment agreement, as amended, provides for compensation of $300,000 in 1996; $350,000 in 1997; and $350,000 plus such additional amount as is determined by the Board of Directors in 1998.

In March 1997, the Company entered into an employment agreement with the president of Dolphin. The employment agreement has a term of four years and provides for annual compensation of $150,000 plus bonuses not to exceed $50,000 if Dolphin meets certain income levels.

In November 1997, the Company entered into employment agreements with each of the presidents of MDC and NMS. Their employment agreements have a term of three years and provide for annual compensation of $100,000 and $60,000, respectively, plus bonuses based upon the achievement of consolidated income of MDC and NMS and sales levels of NMS, respectively, above predetermined bases.

13.  DEVELOPMENT, DISTRIBUTION, AND
     COPUBLISHING AND DISTRIBUTION AGREEMENTS

Development Agreements

The Company entered into a Software Development Agreement (the "Simon & Schuster Agreement"), dated as of March 21, 1995, with Simon & Schuster Interactive ("S&S"), a division of Simon & Schuster, Inc. Pursuant to the terms thereof, the Company and S&S will jointly develop a minimum of four (4) products in digital electronic media, based upon preexisting third-party and original works, using and contributing their joint property, resources, names, talent and know-how. It is anticipated that the joint works will initially consist of CD-ROM computer software products. In connection with each joint work developed, S&S is to pay the Company a fee of up to $450,000 unless otherwise agreed to by both parties. For the products developed under the Simon & Schuster Agreement, S&S has the exclusive right and license (subject to any agreed-upon third-party license restrictions) to copy, reproduce, manufacture, market, publish, distribute, sell for rental and sell any joint works and to sublicense the rights to do the same in all markets and through all channels of distribution throughout the world. All aspects of the promotion, marketing and distribution of the joint works is in S&S's sole and exclusive control, including, but not limited to, the pricing and other terms and conditions of the marketing or sublicensing of the joint works.

Distribution Agreements

The Company entered into a Distribution Services Agreement (the "S&S Distribution Agreement"), dated as of January 1, 1996 with S&S Interactive Distribution Services (now known as Simon & Schuster Interactive Macmillan Distribution Services) ("S&S Distribution") pursuant to which the Company granted to S&S Distribution certain rights to market and distribute certain titles, and to provide inventory, warehousing and fulfillment services for the titles. The Company agreed to grant S&S Distribution the right to distribute any and all titles that the Company develops, publishes or for which the Company gains distribution rights throughout the term of the S&S Distribution Agreement, with permitted exceptions. The S&S Distribution Agreement commenced on January 1, 1996 and continued for a term of two years through December 31, 1997. The S&S Distribution Agreement is automatically renewable for successive one-year terms unless either party thereto elects to terminate such S&S Distribution Agreement, effective on the anniversary date of January 1, on not less than sixty (60) days' prior written notice. Both parties have elected to renew S&S Distribution agreement through December 31, 1998.

During 1997, S&S Distribution has distributed certain of the Company's books. In connection therewith, on January 1, 1998, the Company and S&S Distribution entered into a Distribution Services Agreement pursuant to which, among other things, the Company granted to S&S Distribution the right to distribute 12 to 24 books per year through Pocket Books (the "Pocket Books Distribution Agreement"). Pursuant to the terms of the Pocket Books Distribution Agreement, Pocket Books distributes a broad array of products under the Byron Preiss Multimedia Books imprint on such topics as pop culture and sports, both in book format and CD-ROM packages. Pocket Books will also provide a variety of other services to the Company, including inventory, warehousing and fulfillment, billing and collection services for the titles it distributes. The Company also has co-published eight Marvel young adult books under a separate agreement with Pocket Books.

Copublishing and Distribution Agreement

In September 1994, the Company entered into a copublishing agreement with the Putnam Berkley Group ("Putnam") for the publication of hardcover and softcover books. This agreement runs concurrently with a licensing agreement the Company has entered into with Marvel Entertainment Group, Inc. ("Marvel") for the rights to use Marvel's comic book characters in the publication of between four and twelve books each year, for the three years beginning September 1, 1994. The copublishing agreement stipulates that the Company and Putnam will share profits and losses from the acquisition, development, publication, sale and distribution of novels. The Company's responsibilities under the copublishing agreement include payments to Marvel under the licensing agreement, payments to writers and illustrators, and payments for edit, design and illustration of each book. Upon publication of a Marvel novel, the Company is obligated to expend an agreed-upon amount of advertising funds to promote sales. In addition to the revenue generated from the book publishing, the Company uses the content of the novels in the development of its CD-ROM titles.

14.  SEGMENT INFORMATION

Due to increased competition in the consumer entertainment software market and increasing consumer demand in the Company's book titles, the Company changed its strategy from a vertical approach of selling entertainment CD-ROMs to placing more emphasis on its book publishing operations, and effectively segmented its primary operations into educational multimedia development and book publishing. Although certain of the published book titles may eventually migrate into digital formats, operating information of all book titles has been included in the book publishing segment detailed below as such titles have not been specifically identified as of year-end.

The Company's educational multimedia operations are dedicated to the development of products for use on digital mediums, including CD-ROMs, on-line services and other electronic formats.

The book publishing operations are based on the creation of original material using licensed trademarked characters.

In the table set forth below, information regarding operations for each of the Company's industry segments as of December 31, 1997 and for the year then ended is as follows (000's omitted):

                                                          Educational
                                                          Multimedia            Book
                                                          Development        Publishing        Consolidated
                                                          -----------        ----------        ------------
1997:
    Net revenues                                         $     3,167          $   1,591        $     4,758
                                                                                               ===========

    Loss from continuing and discontinued                     (5,663)            (1,025)       $    (6,688)
       operations
    Interest expense                                                                                (1,031)
                                                                                               -----------
              Net loss                                                                         $    (7,719)
                                                                                               ===========

    Identifiable assets                                  $     6,478          $   1,316        $     7,794
    Corporate assets                                                                                    95
                                                                                               -----------
              Total assets                                                                     $     7,889
                                                                                               ===========

    Depreciation and amortization of equipment and
       leasehold improvements                            $       157          $      78        $       235
    Capital expenditures                                          34                 17                 51


15.  SUBSEQUENT EVENTS

Acquisitions

In February 1998, the Company acquired certain net assets of High Text Interactive, Inc. for 150,000 common shares of the Company.

In February 1998, the Company entered into a letter of intent with New Century Education Corporation ("NCEC") whereby the Company will acquire all the issued and outstanding stock of NCEC for approximately $2,000,000 in cash, less any outstanding debt of NCEC, and newly issued Preferred Stock of the Company with a stated value of $9,375,000 and convertible into approximately $3,000,000 of the Company's common stock.

On March 5, 1998, BPMC acquired OnRamp School Productions, Inc. ("OnRamp") for 400,000 common shares of the Company. Subsequent to the purchase, OnRamp changed its name to the Internet Education Group, Inc. In connection with this acquisition, a subsidiary of the Company entered into employment agreements with two individuals providing for compensation of a minimum of $150,000 and $157,500, respectively, per year, for a period of three years.

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

         (a)  Exhibits.

         The following documents heretofore filed by the Company with the Securities and exchange Commission ("SEC") are hereby incorporated by reference:

Exhibit No.                         Description

         The following documents heretofore filed by the Company with the Securities and Exchange Commission ("SEC") are hereby incorporated by reference:

3.1      Restated Certificate of Incorporation and Amendment thereto(1)
3.2      Amended and Restated By-laws(1)
4.1      Specimen Common Stock Certificate(1)
4.2      Specimen Redeemable Warrant Certificate(1)
4.3      Underwriter's Warrant Certificate(1)
4.4 Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company(1)
5.1      Opinion of Kane Kessler, P.C.(9)
10.1 Employment Agreement, dated April 1, 1994, between the Company and Byron Preiss(1)+
10.2 Multimedia Publishing Agreement, dated July 1993, between the Company and Microsoft Corporation(1)
10.3     1993 Stock Option Plan(1)+
10.4 Agreement of Lease, dated October 29, 1993, between the Company and 24-28 West 25th St. Associates, L.P.(1)
10.5 Voting Trust Agreement, dated July 15, 1993, among Robert Oehler and the voting trustees, as amended(1) 10.6 Form of Consulting Agreement between the Company and Thomas James Associates, Inc.(1)

10.7 Amendment, dated March 21, 1994, to Multimedia Publishing Agreement, between the Company and Microsoft Corporation(1)
10.8 Letter Agreement, dated April 1, 1993, between Byron Preiss Visual Publications, Inc. ("BPVP"), and the Company.(1)
10.9 Letter Agreement, dated April 1, 1993, between Byron Preiss Electronic Books, Inc., and the Company.(1)

10.10 $700,00 principal amount Promissory Note, dated June 11, 1993, payable by the Company to the order of Berman CD-ROM Partnership, L.P., a New York limited partnership; $25,000 principal amount Promissory Note, dated June 25, 1993, payable by the Company to the order of Richard S. Meisenberg; and $30,000 principal amount Promissory Note, dated July 27, 1993, payable by the Company to the order of Craig Gordon(1)
10.11 Agreement, dated March 1, 1993, between the Company and Doubleday, a division of Bantam Doubleday Dell Publishing Group, Inc.(1)
10.12 Agreement, dated June 16, 1993, between the Company and W.H. Freeman & Company, a division of Scientific American, Inc.(1)
10.13 Agreement, dated August 9, 1993, between the Company and David Larkin, Paul Rocheleau and Michael Freeman(1)
10.14 Letter Agreement, dated May 15, 1992, between BPVP and Gahan Wilson and letter agreement, dated July 14, 1993, between BPVP and Gahan Wilson(1)
10.15 Agreement, dated January 20, 1995, between Byron Preiss Video Production Inc. and Ray Bradbury, and amendment thereto(1)
10.16 Agreement, dated October 30, 1992, between the Company and Philip Marlowe, B.V.(1)
10.17 Letter Agreement (the "Letter Agreement"), dated April 1, 1994, among the Company, BPVP, and Byron Preiss Electronic Books, Inc.(1)
10.18 Agreement, dated February 1, 1994, between the Company and Gaga Communications, Inc.(1)
10.19 Letter Agreement, dated January 18, 1994, between the Company and Marvel Entertainment Group, Inc.(1)
10.20 Affiliate Label Distribution Agreement dated June 21, 1994 between Time Warner Interactive Group and the Company.(2)
10.21 Stock Purchase Agreement dated March 22, 1995 between Viacom International Inc. and the Company.(2)
10.22 Registration Rights Agreement dated March 22, 1995 between Viacom International Inc. and the Company.(2)
10.23 Software Development Agreement dated March 21, 1995 between Simon & Schuster Interactive, a division of Simon & Schuster, Inc. and the Company.(2)
10.24 Amendment, dated March 22, 1995, to the Employment Agreement, dated April 1, 1994, between the Company and Byron Preiss(2)+
10.25 Agreement dated September 1, 1994 between Marvel Entertainment Group, Inc. ("Marvel") and the Company.(2)
10.27 Warrant Agreement and Certificate dated March 22, 1995 between Viacom International, Inc. and the Company.(2)
10.28 Warrant Agreement and Certificate dated March 22, 1995 between Viacom International, Inc. and the Company.(2)
10.29 Management Services Agreement dated January 1, 1995 between the Company and BPVP.(2)

10.30    1993 Stock Option Plan, as amended.(2)
10.31 Co-Publishing Agreement dated September 26, 1994 between Putnam Berkeley Group, Inc. and the Company.(3)
10.32 Agreement dated as of February 15, 1995, between the Company and Marvel.(3)
10.33    Agreement dated as of June 15, 1995 between Marvel and the Company.(3)
10.34    Agreement dated as of June 28, 1995 between Marvel and the Company.(3)
10.35 Agreement of Lease, effective as of September 1, 1995, between the Company and 24-28 West 25th Street Associates, L.P.(3)
10.36 Agreement dated October 20, 1995 between the Company and Penguin Electronic Publishing, a division of Penguin Books USA Inc.(3)
10.37 Management Services Agreement dated as of January 1, 1996 between the Company and BPVP.(3)
10.38 CD-ROM Distribution and Replication Agreement dated February 2, 1996 between Macmillan Publishers Limited and the Company.(3)
10.39 Amended and Restated Distribution Agreement dated as of January 1, 1996 between Simon & Schuster Interactive Distribution Services, a division of Simon & Schuster, Inc. and the Company.(3)
10.40 Amendment No. 3 to Multimedia Publishing Agreement, between the Company and Microsoft Corporation.(2)
10.41 Localization and Distribution Agreement dated as of February 23, 1996 between the Company and Systhema, A.G.(2)
10.42 Form of Offshore Securities Subscription Agreement regarding the European Debentures.(4)

10.43    Form of European Debenture.(4)
10.44    Form of Warrant issued in connection with the European Debenture.(4)
10.45 Stock Purchase Agreement, dated as of March 21, 1997, between the Company and Andrew K. Gardner.(5)
10.46 Convertible Note, dated March 21, 1997, in the principal amount of $1,750,000 from the Company to Andrew K. Gardner.(5)
10.47 Dolphin Pledge Agreement, dated as of March 21, 1997, between the Company and Andrew K. Gardner.(5)
10.48 Employment Agreement dated as of March 21, 1997 between Dolphin and Andrew K. Gardner.(5)
10.49 Gardner Registration Rights Agreement, dated as of March 21, 1997, between the Company and Andrew K. Gardner.(5)
10.50 Form of Offshore Securities Subscription Agreement regarding the 6% Debentures.(6)
10.51    Form of 6% Debenture.(6)
10.52    Form of Warrant issued in connection with the 6% Debenture.(6)
10.53 Stock Purchase Agreement, dated as of November 26, 1997, among the Company and each of Nicholas Vazzana and Elaine Vazzana.(7)
10.54    Form of Vazzana Convertible Note, dated November 26, 1997. (7)
10.55    Form of Stock Pledge Agreement, dated as of November 26, 1997. (7)
10.56 Registration Rights Agreement, dated as of November 26, 1997, among the Company, Nicholas Vazzana and Elaine Vazzana.(7)
10.57 Securities Purchase Agreement, dated as of December 8, 1997 between the Company and Bushinghall Limited.(8)
10.58    Bushinghall Debenture(8)

10.59    Bushinghall Warrant(8)
10.60 Registration Statement dated as of December 8, 1997 between the Company and Bushinghall Limited.(8)
10.61    Form of Trautman Warrants(1)
10.62 Distribution Services Agreement, dated January 1, 1997 between Pocket Books, a division of Simon & Schuster and the Company.(8)

         1 Incorporated by reference to the Registration Statement on Form SB-2 filed with the Commission on May 11, 1994 (No. 33-74990-NY).
         2        Incorporated by reference to the Post-Effective Amendment
                  No. 1 to the Registration Statement on From SB-2 filed with the Commission (No. 33-74990-NY)
         3 Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 filed with the Commission on March 29, 1996.
         4 Incorporated by reference to the Current Report on Form 8-K (Date of Event - February 5, 1997)
         5 Incorporated by reference to the Current Report on Form 8-K (Date of Event - March 21, 1997)
         6 Incorporated by reference to the Current Report on Form 8-K (Date of Event - October 17, 1997)
         7 Incorporated by reference to the Current Report on Form 8-K (Date of Event - November 26, 1997)
         8 Incorporated by reference to the Registration Statement on Form S-3 filed with the Commission on January 22, 1998 (No. 333-44695).

         The following documents are filed herewith:

21       Subsidiaries of the Company.
23.1     Consent of Arthur Andersen LLP
24.1     Power of Attorney (included on signature page)
27       Financial Data Schedule.

                  (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the fourth quarter ended December 31, 1997.

                  Date of Report          Items Reported

                  October 17, 1997        The Company reported the sale of
                                          securities pursuant to regulation S
                                          (Item 9).

                  November 18, 1997       The Company reported the sale of
                                          securities pursuant to regulation S
                                          (Item 9).

                  November 26, 1997       The Company reported the acquisition
                                          of MDC and NMS (Item 2).

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BYRON PREISS MULTIMEDIA COMPANY, INC.


Date: April 14, 1998                      By: /s/ Byron Preiss
                                             -------------------------------
                                             Byron Preiss, Chief Executive
                                             Officer and President


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


                  Signature and Title                                 Date
                  -------------------                                 ----

By: /s/ Byron Preiss                                            April 14, 1998
   ------------------------------------------------
   Name:   Byron Preiss
   Title:  Chief Executive Officer,
           President (Principal Executive
           Officer) and a Director

By: /s/ James R. Dellomo                                        April 14, 1998
   ------------------------------------------------
   Name:   James R. Dellomo
   Title:  Chief Financial Officer,
           (Principal Accounting Officer)
           and a Director

By: /s/ Matthew Shapiro                                         April 14, 1998
   ------------------------------------------------
   Name:   Matthew Shapiro
   Title:  Director

By: /s/ Jack Romanos                                            April 14, 1998
   ------------------------------------------------
   Name:   Jack Romanos
   Title:  Director

By: /s/ Roger Cooper                                            April 14, 1998
   ------------------------------------------------
   Name:   Roger Cooper
   Title:  Director