Form 10KSB/A
period 1997-12-31
PREISS BYRON MULTIMEDIA CO INC
filed 1998-04-30
CIK 919005

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.


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


DOCUMENTS INCORPORATED BY REFERENCE. None.

Purpose

This Amendment is designed to transmit and include Part III Items 9, 10, 11 and 12 of this Form 10-KSB.



                                    PART III




Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors as of the date hereof are as follows:

         Name                 Age      Office
         ----                 ---      ------

         Byron Preiss         46       Chairman of the Board, Chief Executive
                                       Officer, President and Director

         James R. Dellomo     58       Chief Financial Officer, Secretary,
                                       Treasurer and Director

         Matthew Shapiro      51       Director

         Jack Romanos         56       Director

         Roger Cooper         54       Director

         Neal Tomblyn         42       Executive Vice President

                  Byron Preiss, 46, is a founder of the Company and has served as President, Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in July 1992. In April 1974, Mr. Preiss founded Byron Preiss Visual Publications, Inc., headquartered in New York City. Since April 1974, Mr. Preiss has served as the President and Chief Executive Officer of Byron Preiss Visual Publications, Inc. and certain related entities. Mr. Preiss received a B.A. degree from the University of Pennsylvania in 1973 and a M.A. degree from the Film and Broadcast Management program at Stanford University in 1974.

                  James R. Dellomo, 58 - has served as Chief Financial Officer of the Company since June, 1994 and Treasurer and a director since July 1994. From January 1993 through August 1993, Mr. Dellomo served as the Chief Financial Officer of Rio Sportswear, Inc. From January 1992

         through January 1993, Mr. Dellomo was a consultant to the Commonwealth of Puerto Rico - Industrial Development Administration. From 1974 through 1991, Mr. Dellomo held the positions of Vice President - Finance, Treasurer and Secretary of Knogo Corporation, a NYSE listed company. Mr. Dellomo also served as a Director of Knogo Corporation.

                  Matthew Shapiro, 51 - has served as Vice President of Network Development of NBC, Inc. since January, 1996. From September 1995 until December, 1996, Mr. Shapiro served as a freelance consultant in the television industry. Mr. Shapiro held several executive positions, such as Corporate Vice President of Programming, at MMT Inc. (a corporation which represents and advises television stations throughout the United States) from 1982 until September 1995 when MMT, Inc. was sold to a competing company. Mr. Shapiro has served as a director of the Company since March 1994.

                  Jack Romanos, 56 - since 1991, Mr. Romanos has served as the President of the Consumer Group of Simon & Schuster, the publishing operation of Viacom Inc., where he is responsible for the publishing activities of all divisions of the Consumer Group. Prior thereto, Mr. Romanos served as the President of the Mass Market Division of Simon & Schuster, since 1987. Mr. Romanos has served as a director of the Company since June, 1995.

                  Roger Cooper, 54 - has served as Vice President and Editorial Director of Doubleday Direct since August, 1995. Doubleday Direct is a book club division of Bertelsmann, consisting of twelve book clubs including The Literary Guild. From August, 1993 through August, 1995, Mr. Cooper served as the Senior Vice President, Publisher of the Mass Market Division of St. Martin's Press. Prior thereto, Mr. Cooper was the Senior Vice President, Publisher of Berkeley Publishing Group. Mr. Cooper has served as a director of the Company since October, 1995.

                  Neal Tomblyn, 42 has served as Executive Vice President of the Company since March 1998. Mr. Tomblyn is currently serving as the CEO of the Internet Education Group, Inc. During early 1997, Mr. Tomblyn, Co-founded OnRamp School Productions, which merged into Internet Education Group, Inc. in February 1998. a subsidiary of the Company. From May 1995 to January 1997, Mr. Tomblyn served as President and
         CEO of Ingenius, a TCI/Reuters educational multimedia joint venture company. Mr. Tomblyn is a founding executive of Bell Atlantic Corporation's BVS, an interactive multimedia TV and PC company, where he was a founding member of "Project Explore". Mr. Tomblyn has held senior management positions with Xerox Corporation, Philips
         Corporation and has assisted with the start-up of several high technology-based educational-oriented, media and multimedia companies.

         In addition, Andrew K. Gardner is the Chief Executive Officer, President and a Director of Dolphin, Inc., a New Jersey corporation ("Dolphin"), which has been a wholly-owned subsidiary of the Company since March 21, 1997. Prior to the Company's acquisition of Dolphin, Mr. Gardner was the Chief

Executive Officer, President, a Director and sole Shareholder of Dolphin since its inception in 1990.

         Mr. Jack Romanos is the nominee of Viacom International, Inc. pursuant to the terms of the Shareholders' Agreement (as hereinafter defined). See "Certain Relationships and Related Transactions." There is no family relationship among any of the Officers and Directors of the Company.

                        COMPLIANCE WITH SECTION 16(a) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership in respect of the Company's securities with the Securities and Exchange Commission. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations of certain of its officers and directors, the Company believes that during 1997 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except for Byron Preiss and James Dellomo, who filed Forms 5 in February 1998 reflecting the grant of options during 1997 to each of them.

Item 10. Executive Compensation

         The following table sets forth all compensation, in excess of $100,000, awarded to, earned by, or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers") for the years ended December 31, 1997, 1996 and 1995.

Summary Compensation Table

                                                                    Securities
Name and Principal Position      Fiscal     Annual    Compensation  Underlying
---------------------------       Year   Salary ($)     Bonus ($)     Options
                                 ------  ----------    -----------   --------

Byron Preiss,                     1997    $350,000(1)    ________      100,000
  President and Chief Executive   1996    $300,000          0            0
  Officer                         1995    $224,317      $100,000         0

James R. Dellomo,                 1997    $125,000          0         75,000
  Chief Financial Officer and     1996    $125,000          0            0
  Treasurer                       1995     $94,692       $10,000      10,000




--------------------

(1) Mr. Preiss voluntarily deferred approximately $98,000 of salary during 1997, which he was entitled to receive pursuant to the terms of his Employment Agreement.

          Aggregated Option Exercises and Fiscal Year End Option Values

         The following table shows certain information as of December 31, 1997 concerning unexercised stock options held by the named executive officers that were granted under the Company's 1993 Stock Option Plan, as amended. The Company has not granted any SARs. None of the named executive officers exercised any stock options during fiscal 1997.

                     Number of Securities       Value of Unexercised in-the-
                    Underlying Unexercised         Money Options at 1997
                 Options at 1997 Year End (#)           Year End ($)
                 ----------------------------          -------------

Name              Exercisable/Unexercisable      Exercisable/Unexercisable
----              -------------------------      -------------------------
Byron Preiss              0/200,000                          0
James R. Dellomo        41,666/120,000                       0

Employment Agreements
---------------------

         On April 1, 1994, Byron Preiss entered into an Employment Agreement with the Company, which was amended pursuant to an Amendment dated March 22, 1995 (the "Employment Agreement"). See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Agreements in connection with the Viacom Purchase Agreement." The Employment Agreement provided for compensation of $112,500 for the nine-month period commencing on April 1, 1994 and ending on December 31, 1994; $250,000 in 1995; $300,000 in 1996 $350,000 in 1997; and $350,000 plus such additional amounts as is determined by the Board of Directors in 1998. Mr. Preiss may also receive such additional compensation including, bonuses and raises, which the Company's Board of Directors shall in the exercise of good faith and reasonable discretion determine. The Employment Agreement terminates on December 31, 1998 and provides that Mr. Preiss will devote, on average, approximately seventy (70%) percent of his working time to the Company. The agreement also provides that Mr. Preiss has the option, in his discretion, to extend the term of the Employment Agreement for an additional period of one year, at a base salary not less than the base salary being paid at the end of the term. Mr. Preiss is entitled to participate in all group health and insurance programs and other fringe benefit or retirement plans or other plans effective generally with respect to executive and other employees of the Company. In the event that the Employment Agreement is terminated by the Company upon Mr. Preiss' death, his estate shall be entitled to receive any accrued, but unpaid base salary as of the date of death, plus Mr. Preiss' immediate family members shall be entitled to continue to receive health insurance benefits for the balance of the term with all premiums or other costs relating thereto being paid by the Company. Upon termination of Mr. Preiss' employment because of permanent disability, Mr. Preiss shall be entitled to receive the full base salary for a period of six months and one-half base salary for an additional period of one year thereafter.

         The Employment Agreement further provides that if (i) Mr. Preiss voluntarily terminates his employment on or within ninety (90) days subsequent to a "change of control" (the "Evaluation Period"), or (ii) Mr. Preiss' employment is terminated during the Evaluation Period other than for cause, then in either such event, the Company (a) shall pay to Mr. Preiss a lump sum payment in an amount equal to one half of the aggregate annual rate of compensation then being paid to or for the benefit of Mr. Preiss at the time of termination and
(b) during the 12 months following the termination date, shall continue certain benefits to the extent that the same were available to Mr. Preiss or his dependents prior to such termination. In addition, if Mr. Preiss has not entered into full time gainful employment as a chief executive officer of a business or non-profit enterprise within 180 days following the date of his termination, then the Company shall pay to Mr. Preiss, in equal weekly installments, an amount equal to one fifty-second (1/52nd) of the base amount for each week that Mr. Preiss is not so employed, but in no event shall such payments continue beyond the first anniversary of such termination date.

         Under the Employment Agreement, a "change of control" shall be deemed to have occurred if any person or group of persons acting in concert to control the business, affairs or management of the Company, becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than thirty-five (35%) percent of the combined voting power of the Company's then outstanding securities other than by purchase of shares held by Mr. Preiss or any affiliate thereof, or the Berman Group (as hereinafter defined). Notwithstanding the foregoing, however, a "change of control" shall not be deemed to be triggered by any acquisition of the Corporation's securities by Mr. Preiss or any affiliate thereof, by Viacom International Inc. or any affiliate thereof, or by the Berman Group. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Agreements in connection with the Viacom Purchase Agreement."

         The loss of Mr. Preiss' services could have a material adverse effect on the business of the Company. The Company has obtained two key-man life insurance policies aggregating $2,950,000 to insure the life of Mr. Preiss, of which the Company is the beneficiary.

         In connection with the transactions contemplated by the Dolphin Stock Purchase Agreement, Mr. Gardner and Dolphin entered into an Employment Agreement, dated March 21, 1997 (the "Gardner Employment Agreement") for a three
(3) year term, subject to the possibility of earlier termination pursuant to the provisions of paragraph 9 thereof. Pursuant to the terms of the Gardner Employment Agreement, Mr. Gardner shall be employed as the President and Chief Executive Officer of Dolphin. The Gardner Employment Agreement provides for "base salary" of not less than $150,000 per year plus certain guaranteed incentive compensation which shall not be in excess of $50,000 in a year. Mr. Gardner does participate in Group Health Insurance programs and other fringe benefits and other plans made available by the Company to its senior executives from time to time in accordance with the terms of the Gardner Employment Agreement.

         In connection with the transactions contemplated by the merger of OnRamp School Productions, Inc. with and into Internet Education Group, Inc. ("IEG"), IEG and Neal Tomblyn entered into an Employment Agreement, dated as of February 27, 1998 (the "Tomblyn Employment Agreement") for a three (3) year term, subject to the possibility of earlier termination pursuant to the provisions thereof. Pursuant to the terms of the Tomblyn Employment Agreement, Mr. Tomblyn shall be employed as the Chief Executive Officer of IEG and shall serve as an executive of the Company. Pursuant to the terms of the Tomblyn Employment Agreement, Mr. Tomblyn shall receive a base salary of not less the salary of $157,500 per year at a minimum per year. In addition, IEG and David Workman entered into an Employment Agreement, dated as of February 27, 1998 (the "Workman Employment Agreement") for a three (3) year term, subject to the possibility of earlier termination pursuant to the provisions thereof. Pursuant to the terms of the Workman Employment Agreement, Mr. Workman shall be employed as the Chief Operating Officer of IEG and shall serve as an Vice President of the Company. Pursuant to the terms of the Workman Employment Agreement, Mr. Workman shall receive a base salary of not less the salary of $150,000 per year at a minimum per year.

Item 11. Security Ownership of Certain Beneficial/Owners and Management

         The following table sets forth certain information, as of April 22, 1998 to the knowledge of the Company, regarding the beneficial ownership of Common Stock, which is the Company's only class of outstanding voting securities, by each Shareholder who owns more than 5% of the outstanding shares, by each director and nominee for election as director, by each of the named executive officers of the Company and by all directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. Since the table reflects beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.

                                         Amount and Nature of
               Name of Beneficial Owner  Beneficial Ownership   Percent of Class
               ------------------------  --------------------   ----------------
               Byron Preiss                    987,000 (1)             12.4%
               Viacom International, Inc.    1,316,775 (2)             16.6%
               Martin L. Berman                280,866 (3)              3.5%
                Foundation
               Alison A. Berman                122,402 (3)              1.5%
                 Lifetime Income Trust
               Mark K. Berman                  122,402 (3)              1.5%
                 Lifetime Income Trust
               James R. Dellomo                 41,666 (4)               *
               Matthew Shapiro                   8,333 (5)               *
               Jack Romanos                        -0- (6)               *
               Roger Cooper                        -0- (7)               *

                                         Amount and Nature of
               Name of Beneficial Owner  Beneficial Ownership   Percent of Class
               ------------------------  --------------------   ----------------
               Andrew K. Gardner                705,278(8)              8.9%
               Allied Balkan                    785,176(9)              9.9%
               Baybridge Securities             753,769(10)             9.5%
               Blue Chip Securities             753,769(11)             9.5%
               AT Investments                   219,849(12)             2.8%
               Neal Tomblyn                     200,000(13)             2.5%
               All Directors and              1,558,441(1)(4)(5)       19.6%
                Executive Officers as a                (6)(7)
                Group (6 persons)

-----------------------

*        Less than 0.1%

(1) Excludes approximately 78,987 shares of Common Stock owned by Preiss Charitable Foundation, Inc., a New York not-for-profit corporation, of which Mr. Preiss is a Director and Officer. Mr. Preiss disclaims beneficial ownership of such shares. Mr. Preiss' business address is c/o Byron Preiss Multimedia Company, Inc. 24 West 25th Street, New York, New York 10010.

(2) These shares are owned of record by Viacom International Inc., which is a subsidiary of Viacom Inc. The address of Viacom International Inc. is 1515 Broadway, New York, New York 10036. National Amusements, Inc. is a controlling shareholder of Viacom Inc. Sumner M. Redstone is the controlling shareholder of National Amusements, Inc. and is the Chairman of the Board and Chief Executive Officer of Viacom Inc. and Viacom International Inc. The address of National Amusements, Inc. is 200 Elm Street, Dedham, Massachusetts 02026. Includes warrants to purchase an additional 315,000 shares of Common Stock, which can be exercised within 60 days by Viacom International Inc. at $7.00 per share and 149,400 shares underlying the Additional Viacom Warrant. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(3) On December 28, 1994, as a result of the liquidation by the Berman CD-Rom Partnership, L.P. a New York limited partnership, of all of such partnership's holdings of Common Stock of the Company, 1,067,000 shares of Common Stock were distributed, in part, as follows: Martin L. Berman (182,000 shares), Phyllis Berman (177,833 shares), Alison A. Berman Lifetime Income Trust (177,833 shares), Mark K. Berman Lifetime Income Trust (177,833 shares), Steven E. Berman (45,000 shares) and Martin L. Berman Foundation (51,033 shares) (the "Berman Group"). In the aggregate, the Berman Group owns approximately 7% of the Company's Common Stock. Each of the persons or entities comprising the "Berman Group" disclaims beneficial ownership of shares of Common Stock owned by each of the other persons or entities within the Berman Group, and each of them expressly disaffirms the existence of a group. The address of each of the persons or entities comprising the Berman Group is c/o Steven E. Berman, One Bridge Plaza, Fort Lee, New Jersey 07024. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


(4) Mr. Dellomo's business address is c/o Byron Preiss Multimedia Company, Inc., 24 West 25th Street, New York, New York 10010. Includes 26,665 shares that Mr. Dellomo has a right to acquire within 60 days upon the exercise of options.

(5) Mr. Shapiro's business address is c/o NBC, 30 Rockefeller Plaza, room 4625E, New York, New York. Includes 8,333 shares that Mr. Shapiro has a right to acquire within 60 days upon the exercise of options.

(6) Excludes the shares of Common Stock beneficially owned by Viacom International Inc., of which Mr. Romanos is an executive officer of an affiliate thereof. Mr. Romanos' business address is c/o Simon & Schuster, Consumer Group, 1230 Avenue of the Americas, New York, New York 10020.

(7) Mr. Cooper's business address is c/o The Doubleday Book and Music Club, 1540 Broadway, New York, New York.

(8) Mr. Gardner's business address is c/o Dolphin, Inc. 10 Foster Street, Suite A2, Gibbsboro, NJ 08026. Includes 304,348 shares of common stock, which can be exercised within 60 days by Andrew K. Gardner at $5.75 per share, pursuant to the terms of a Convertible Note issued by the Company to Andrew K. Gardner. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(9)      The address of Allied Balkan is Bowater House, Knightsbridge, London
         U.K.

(10) The address of Baybridge Securities is 11 Quai Des Berges, Geneva, Switzerland.

(11)     The address of Blue Chip Securities is, 78 Rue Du Rhone, Geneva,
         Switzerland.

(12)     The address of AT Investments is, 78 Rue Du, Rhone, Geneva,
         Switzerland.

(13) Mr. Tomblyn's business address is c/o Internet Education Group, Inc., One Broadway Plaza, Suite 222B, Denver, Colorado 80203.

Item 12. Certain Relationships and Related Transactions

         In July 1992, the Company issued to each of Byron Preiss and Berman CD-ROM Partnership, L.P., a New York limited partnership (the "Berman Partnership"), 1,067,000 shares of Common Stock for an aggregate purchase price of $2,134. The Berman Partnership was a New York limited partnership comprised of individuals who other than through their ownership of the Common Stock are not affiliated with the Company. On December 28, 1994, the Berman Partnership was liquidated and all of the Berman Partnership's holdings of shares of Common Stock were distributed to its partners. See "Security Ownership of Certain Beneficial Owners and Management."

Transactions with Byron Preiss

         Since inception, the Company has relied upon Byron Preiss to serve as its Chief Executive Officer and President and as Chairman of its Board of Directors. The Company has licensed from Byron Preiss Visual Publications, Inc. ("BPVP") the rights to materials which have provided or will provide content for some of those products which the Company has developed. In addition, the Company's acquisition of properties and licenses from sources other than BPVP has often been dependent upon Mr. Preiss' experience and contacts in the book-publishing and audio and video software fields. See "Executive Compensation--Employment Agreements."

         Mr. Preiss will also continue to serve as President and Chief Executive Officer of BPVP and General Licensing Company, Inc., which are companies that perform the same types of services (such as book packaging) as performed by BPVP and Byron Preiss Electronic Books, Inc. ("BPEB"), which is an inactive company. In connection with Mr. Preiss' Employment Agreement, BPVP and BPEB have agreed, by a separate agreement dated April 1, 1994, as amended by an Amendment dated March 22, 1995, that through January 1, 1997, (i) BPEB will not engage in the acquisition of CD-ROM and on-line service rights and (ii) until such time as Mr. Byron Preiss is no longer the Chief Executive Officer of the Company, that all future acquisitions of CD-ROM rights by BPVP, other than in connection with its acquisition of any book publication or other rights, shall be made for the benefit of and for use by the Company. See "Executive Compensation--Employment Agreements." In addition, BPVP and BPEB have agreed that any sale of CD-ROM rights by BPVP or BPEB to the Company shall be on terms competitive with the purchase by the Company of similar rights from unaffiliated third parties. In the event that BPVP acquires CD-ROM rights that are subsequently sold to anyone other than the Company, all net profits of BPVP and BPEB from such sale shall be paid to the Company. If BPVP obtains CD-ROM rights in connection with book publication rights, BPVP has agreed that, if such rights are transferable, and BPVP elects, at its option, to sell or license such rights to the Company, then the Company may purchase or license such rights upon terms and conditions which are at least as favorable as those it could achieve in arms length negotiations with an independent third party. The Company has agreed that it will not acquire additional CD-ROM rights from BPVP or BPEB until January 1, 1997, unless: (i) the Company's Board of

Directors determines that acquisition of additional CD-ROM rights from BPVP or BPEB is necessary; or (ii) the Company acquires such CD-ROM rights for a project currently in development. Notwithstanding the foregoing, CD-ROM rights to certain works which were previously granted to BPVP and BPEB and other companies controlled by Mr. Preiss may not be assignable to the Company without further consents from the grantors to BPVP or BPEB, as appropriate.


         In addition, by agreement dated April 1, 1993, BPEB, of which Byron Preiss serves as President and Chief Executive Officer, conveyed to the Company all of BPEB's CD-ROM rights for Isaac Asimov's the Ultimate Robot and Gahan Wilson's The Ultimate Haunted House, and the Company assumed all payment and other obligations of BPEB relating to those properties. The Company paid BPEB the sum of $49,549.81, constituting reimbursement to BPEB for all costs incurred in the acquisition of these rights and not as an advance, royalty or by way of any other compensation to BPEB for these two properties. By a separate agreement, dated April 1, 1993, BPVP granted the Company the right to purchase all CD-ROM rights owned by BPVP in six separate properties, i.e. Stan Lee's Riftworld, Leonard Wolfe's The Essential Frankenstein and the Essential Dracula, Arthur C. Clarke's Venus Prime, The Ultimate Dinosaur, Isaac Asimov's Robot City and for certain titles in the Bank Street Ready to Read Series. These agreements require the Company to pay royalties to BPVP ranging from 2.0% to 8.0% of net revenues, depending upon the numbers of copies sold and require the Company to pay certain advance royalties. BPEB does not currently retain CD-ROM rights to any titles not transferred to the Company. BPVP retains the copyrights to numerous books and also retains, or has assigned to licensors or co-publishers, ancillary rights (such as CD-ROM rights) to those properties. BPVP has granted to the Company certain electronic comic rights and the book rights to one (1) novel relating to Stan Lee's Riftworld, the terms of which have not been formalized in writing and are currently subject to negotiation between the parties. A $25,000 payment was made from the Company to Byron Preiss/Richard Ballantine, Inc. in connection with the Development Agreement (hereinafter defined) in order to facilitate production of the book The Way Baseball Works, which is also the title of a separate CD-ROM product being developed by the Company in connection with the Development Agreement. As part of the Company's refocused efforts on education, certain licensed titles such Arthur C. Clarke's VenusPrime, are unlikely to be made into a CD-ROM.

         The Company shared office space with BPVP and Byron Preiss Electronic Books, Inc. from the Company's inception through February 1994. During such time, BPVP provided all of the secretarial, bookkeeping and maintenance for the office, for which BPVP charged the Company the amount of $1,700 per week. On January 1, 1995, the Company entered into a one-year Management Services Agreement (the "1995 Management Services Agreement") with BPVP pursuant to which BPVP agreed to provide the Company with the services of certain employees, and the use of certain office space, equipment, furniture, utilities and such other items as the Company and BPVP may agree (collectively, the "Management Services"). Pursuant to the 1995 Management Services Agreement, the Company paid a total of $195,736 to BPVP during 1995. The Company entered into a one-year Management Services Agreement, dated as of January 1, 1996 (the "1996 Management Services Agreement"), with BPVP, which contains substantially the same terms and conditions as set forth in the 1995 Management Services Agreement. In connection with the 1996 Management Services Agreement, during 1996 the Company paid to BPVP a total of $185,319. During 1997, the Company assumed the lease on half of the eleventh floor. Furthermore, certain employees of BPVP have continued to provide services to the Company and BPVP has deferred, but not waived, any reimbursement for such services. The Company did not enter into a management services agreement with BPVP for 1997[, but it intends to reimburse BPVP for itemized expenses on an itemized basis.] In addition, approximately three former employees of BPVP have been made employees of the Company since the inception of the Company and certain BPVP employees have provided freelance services, such as writing, on a competitive basis. The Company believes that the use of BPVP's facilities, employees, resources and services have been and will continue to be upon terms and conditions which the Company believes to be at least as favorable as could have been obtained in arms-length negotiations with independent third parties.

         The business of the Company has been and in the near future will continue to be subject to certain potential conflicts of interest with respect to the licensing of rights from BPVP and BPEP, the payment of continuing fees and royalties to BPVP and BPEP, the acquisition of properties and allocation of executive and staff time, as well as the co-publishing and distribution agreements with S&S and Penguin Putnam, two companies with whom BPVP and its affiliates does business. The Company believes that the rights to properties which it has obtained from BPVP and BPEP, and the availability of facilities, resources and services from BPVP and BPEP, during the Company's initial development stage, have been upon terms and conditions which the Company believes to be at least as favorable as could have been obtained in arms-length negotiations with independent third parties. However, the terms and conditions of these licenses and arrangements with BPVP and BPEP, have not been determined through arms-length negotiations. For the foreseeable future, the Company will continue to rely upon the judgment of its Board of Directors, its executive officers, including Byron Preiss and James Dellomo, to achieve arms-length terms and conditions in these non arms-length transactions; and no formal oversight or other independent mechanism will be utilized to ensure the fairness or independent nature of such determinations. The Company believes that it has benefitted and will continue to benefit from Mr. Preiss' book publishing and software experience, from the ability to acquire CD-ROM rights from BPVP and from the publication and publicity by BPVP and its book publisher licensees and distributors of works for which the Company will be publishing CD-ROM products and as books. During 1997, two books under the National Basketball Hall of Fame name were published by the Company under a license assigned to it for no advance by an affiliate of BPVP. In addition, a book and CD-ROM were published in 1997 by the Company based on a property owned by General Licensing Company, Inc.'s "Is Your Teacher an Alien" and "My Teacher is an Alien."

Agreements in Connection with the Viacom Purchase Agreement

         Pursuant to the terms of a Stock Purchase Agreement dated as of March 22, 1995 (the "Viacom Purchase Agreement"), the Company sold to Viacom, a subsidiary of Viacom Inc. and an affiliate of Simon & Schuster, Inc., for a total consideration of $5,964,000, paid in cash: (i) 852,375 unregistered shares of Common Stock (representing an aggregate of approximately 20% of the Company's outstanding Common Stock), (ii) warrants to purchase an additional 315,000 shares of Common Stock at an exercise price of $7.00 each, and (iii) an additional warrant (the "Additional Viacom Warrant") to purchase up to an aggregate of a number of shares of Common Stock (the "Additional Viacom Warrant Shares") equal to, at any time, 20% of the shares of Common Stock issuable upon the exercise of stock options (x) granted pursuant to the 1993 Plan, as such plan may be amended from time to time, and (y) granted to employees not pursuant to any stock option plan, at an exercise price of $7.00 per share of Common Stock. The sale of the Common Stock to Viacom represented the issuance by the Company, and the ownership by Viacom, of approximately 20% of the Company's outstanding shares of Common Stock, on a fully diluted basis on the date of issuance. Pursuant to a Registration Rights Agreement, dated March 22, 1995, the Company granted Viacom certain demand and incidental registration rights pertaining to the Common Stock of the Company held by Viacom.

         Pursuant to the terms of the Viacom Purchase Agreement, the Company, among other things, has covenanted that it will not pay any cash dividends to its shareholders without Viacom's prior written consent. In addition, Viacom, Byron Preiss and the Berman Group (which consists of approximately six other shareholders of the Company who collectively own approximately 20% of the Company's outstanding Common Stock, entered into a Shareholders' Agreement dated as of March 22, 1995 (the "Shareholders' Agreement"). See "Security Ownership of Certain Beneficial Owners and Management." Pursuant to the terms of the Shareholders' Agreement, Mr. Preiss and the Berman Group have agreed, among other things, to vote their shares of the Common Stock to elect to the Company's Board of Directors a nominee (or nominees) of Viacom proportional to Viacom's stock ownership in the Company, with Viacom being represented by at least one seat on the Company's Board of Directors, for so long as it shall continue to own at least 10% of the Company's issued and outstanding shares of Common Stock, which percentage by amendment will be lowered to 5%. In addition, pursuant to the terms of the Shareholders' Agreement, Mr. Preiss and the Berman Group have granted to Viacom a right of first refusal (the "Right of First Refusal") with respect to any shares of Common Stock which may in the future be sold by either Mr. Preiss or members of the Berman Group. Viacom has agreed to provide a similar Right of First Refusal to Mr. Preiss and the Berman Group with respect to any sales of Common Stock sold by Viacom. Additionally, in consideration of the grant to Viacom by Mr. Preiss and the Berman Group of the Right of First Refusal, Viacom and the Company have granted to Mr. Preiss and the Berman Group, incidental "piggyback" certain registration rights with respect to any registration statement filed by the Company on behalf of Viacom, to register shares of Common Stock owned by Viacom.

         In connection with the transactions contemplated by the Viacom Purchase Agreement, Mr. Preiss and the Company entered into an Amendment, dated March 22, 1995, (the "Amendment") to Mr. Preiss' Employment Agreement with the Company. Pursuant to the terms of the Amendment, among other things, (i) the term of the Employment Agreement was extended for an additional one year period to December 31, 1998; (ii) Mr. Preiss' compensation over the term was increased; (iii) Mr. Preiss entered into a revised non-competition covenant with the Company; and
(iv) Mr. Preiss was given an option, at his discretion, to extend the term of the Employment Agreement for an additional period of one year. See "Executive Compensation--Employment Agreements."


Agreements with Simon & Schuster

         Simon & Schuster Interactive

         In connection with the various transactions referred to above with respect to the Viacom Purchase Agreement, the Company entered into a Software Development Agreement, dated as of March 21, 1995, with Simon & Schuster Interactive, a division of S&S and an affiliate of Viacom (the "Development Agreement"). Pursuant to the terms thereof, the Company and Simon & Schuster Interactive have jointly developed products in digital electronic media, based upon pre-existing third-party and original works, using and contributing their joint property, resources, names, talent and know-how. It is anticipated that the joint works will initially consist of CD-ROM computer software products. In connection with each joint work developed, Simon & Schuster Interactive is to pay the Company an advance of up to $375,000 against future royalty payments. Pursuant to a letter agreement, the Company and Simon & Schuster Interactive increased the amount of the advance to up to $450,000.

         S&S Interactive Distribution Services

         The Company has also entered into a Distribution Services Agreement (the "S&S Distribution Agreement"), dated as of January 1, 1996 with S&S Interactive Distribution Services, (now known as Simon & Schuster Interactive Macmillan Distribution Services) ("S&S Distribution"), pursuant to which the Company, with a view towards enhancing its distribution activities and expanding its market penetration, granted to S&S Distribution: (i) the exclusive right to market and distribute certain titles, and to provide inventory, warehousing and fulfillment services for the titles in the United States and Canada (the "Exclusive Territory") with the exception of certain channels, including educational (academic) markets and direct-to-the-consumer "special markets" (the "Non-Exclusive Channels"); (ii) the non-exclusive right to market and distribute certain titles, and provide inventory warehousing and fulfillment services for such titles, in the Non-Exclusive Channels in the Exclusive Territory. The Company retained the right, directly and through other distributors, to market and distribute such titles in the NonExclusive Channels in the Exclusive Territory as well as all other territories other than the Exclusive Territory. The S&S Distribution Agreement also provides for the availability of manufacturing services and technical support services to be provided by S&S Distribution. Pursuant to the S&S Distribution Agreement, S&S Distribution is required to use commercially reasonable efforts to actively promote and sell each of the agreed upon titles. S&S Distribution shall be entitled to receive, among other things, a monthly distribution fee for rendering services in connection with the S&S Distribution Agreement. Pursuant to the S&S Distribution Agreement, the Company is responsible for product and packaging design as well as technical support if the Company elects not to utilize S&S Distribution technical support services. The S&S Distribution Agreement commenced on January 1, 1996 and shall continue for a term of two years through December 31, 1997. The S&S Distribution Agreement is automatically renewable for successive one-year terms unless either party thereto elects to terminate the agreement, effective on the anniversary date of January 1, on not less than 60 days prior written notice. Under the S&S Distribution Agreement, various titles are distributed by S&S Distribution, including The Frasier Companion; The Baywatch Companion with Screensaver; The Ultimate Einstein; Westworld; Private Eye Game and Spider-Man: The Sinister Six. In addition, the Company agreed to grant S&S Distribution the right to distribute any and all titles that the Company develops, publishes or for which the Company gains distribution rights throughout the term of the S&S Distribution Agreement, with certain exceptions. The Company has not resolved certain accounting issues with S&S Distribution as of this date.

Pocket Books

         Since May 1997, S&S Distribution has distributed certain of the Company's books. In connection therewith, on January 1, 1998, the Company and S&S Distribution entered into a Distribution Services Agreement pursuant to which, among other things, the Company granted to S&S Distribution the right to distribute 12 to 24 books per year through Pocket Books (the "Pocket Books Distribution Agreement"). Pursuant to the terms of the Pocket Books Distribution Agreement, Pocket Books distributes a broad array of products under the Byron Preiss Multimedia Books imprint on such topics as pop culture and sports, both in book format and in book and CD-ROM packages. Pocket Books will also provide a variety of other services to the Company, including inventory, warehousing and fulfillment, billing and collection services for the titles it distributes. The Company also has co-published eight Marvel young adult books under a separate agreement with Pocket Books.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BYRON PREISS MULTIMEDIA COMPANY, INC.

Date: April 28, 1998                      By: /s/ Byron Preiss
                                             -------------------------------
                                             Byron Preiss, Chief Executive
                                             Officer and President

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature and Title                                 Date
                  -------------------                                 ----

By: /s/ Byron Preiss                                            April 28, 1998
   ------------------------------------------------
   Name:   Byron Preiss
   Title:  Chief Executive Officer,
           President (Principal Executive
           Officer) and a Director

By: /s/ James R. Dellomo                                        April 28, 1998
   ------------------------------------------------
   Name:   James R. Dellomo
   Title:  Chief Financial Officer,
           (Principal Accounting Officer)
           and a Director

By:           *                                                 April 28, 1998
   ------------------------------------------------
   Name:   Matthew Shapiro
   Title:  Director

By:           *                                                 April 28, 1998
   ------------------------------------------------
   Name:   Jack Romanos
   Title:  Director

By:           *                                                 April 28, 1998
   ------------------------------------------------
   Name:   Roger Cooper
   Title:  Director

*By: /s/ Byron Preiss
    -----------------------------------------------
    Attorney-in-Fact