Form 10QSB
period 1998-03-31
PREISS BYRON MULTIMEDIA CO INC
filed 1998-05-20
CIK 919005

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                March 31, 1998

                                                   Commission File No 1-13084

                    BYRON PREISS MULTIMEDIA COMPANY, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          New  York                                     13-3676574
--------------------------------                  -------------------------
(State of Incorporation)                            (I.R.S. Employer
                                                     Identification
                                                     number)

24 West 25th Street
 New York, New York                                       10010
-------------------                                      -------
(Address of principal executive offices)                (Zip code)


                                (212) 989-6252
                           --------------------------
                          (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES     X             NO
                               --------

The number of shares outstanding of the issuer's class of common equity, as of the latest practical date is 7,949,438 shares of common stock par value $.001 per share as of May 13, 1998

                              Page 1 of 14 pages

                     BYRON PREISS MULTIMEDIA COMPANY, INC.
                                  FORM 10-QSB

                                     INDEX

PART I    FINANCIAL INFORMATION                                          PAGE
------    ---------------------                                          ----

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of March 31, 1998.                3

          Consolidated Statements of Operations for three months
          ended March 31, 1998 and 1997.                                  4

          Consolidated Statement of Changes in Shareholders' Equity
          for three months ended March 31, 1998.                          5

          Consolidated Statements of Cash Flows for the
          the three months ended March 31, 1998 and 1997.               6-7

          Notes to Consolidated Financial Statements.                  8-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                        11-13

PART II
-------

Item 6.        Exhibits and Reports on Form 8-K                          13


Signatures                                                               14

                              Page 2 of 14 pages

PART I FINANCIAL INFORMATION
----------------------------
Item 1.  Financial Statements

             BYRON PREISS MULTIMEDIA COMPANY,INC. AND SUBSIDIARIES
             -----------------------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                                             March 31,
                                                               1998
                                                           -----------
                                                           (unaudited)

                 ASSETS
                 ------
CURRENT ASSETS:

  Cash and cash equivalents                                $   548,922
  Accounts receivable, net                                   1,039,332
  Inventory                                                    198,313
  Other current assets                                         166,382
                                                             ---------
              Total current assets                           1,952,949

PREPUBLICATION COSTS AND RIGHTS PURCHASED                    1,379,575
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                      510,110

GOODWILL, net of accumulated amortization                    3,096,059

OTHER ASSETS                                                   865,897

              Total assets                                 $ 7,804,590
                                                           ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                    $ 1,634,426
  Current maturities of long-term debt                         678,598
  Liabilities from discontinued operations                     701,950
  Deferred income                                              478,192
  Other current liabilities                                    707,157
                                                             ---------
                  Total current liabilities                  4,200,323

 LONG TERM DEBT, less current maturities                     2,932,485

 OTHER LONG-TERM LIABILITIES                                    62,457

                  Total liabilities                          7,195,265
                                                             ---------
MINORITY INTEREST                                              178,742

SHAREHOLDERS' EQUITY:

  Preferred Stock, 5,000,000 shares authorized;
   0 shares issued and outstanding

  Common Stock, 30,000,000 shares authorized; 7,949,438
   shares issued and outstanding, $.001 par value                7,949

  Additional paid-in-capital                                15,167,221
  Accumulated deficit                                      (14,744,587)
                                                           -----------
      Total shareholders' equity                               430,583
                                                           -----------
      Total liabilities and shareholders' equity           $ 7,804,590
                                                           ===========

 The accompanying notes are an integral part of this consolidated balance sheet.
                              Page 3 of 14 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           1998         1997
                                                         ---------    --------

NET REVENUES                                            $1,527,939  $  557,803

COST OF REVENUES                                           983,625      335,611
                                                         ---------    ---------
     Gross profit from continuing operations               544,314      222,192


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             1,045,490      812,481
                                                        ----------    ---------
  Loss from continuing operations before interest       (  501,176)   ( 590,289)

INTEREST (EXPENSE) INCOME                               (   78,121)      23,466
                                                        -----------   ---------
  Loss from continuing operations                       (  579,297)   ( 566,823)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                     (  157,511)   ( 616,225)
                                                       -----------   ----------
  Net loss                                             $(  736,808) $(1,183,048)
                                                      ============ ============

NET LOSS PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE:
  Continuing operations                                $     (0.08)  $    (0.13)
  Discontinued operations                                    (0.02)       (0.14)
                                                      ------------  -----------
      Total                                            $     (0.10)  $    (0.27)
                                                      ============  ===========
DILUTED NET LOSS PER SHARE:
  Continuing operations                                $     (0.08)  $    (0.13)
  Discontinued operations                                    (0.02)  $    (0.14)
                                                      ------------  -----------
      Total                                            $     (0.10)  $    (0.27)
                                                      ============  ===========
COMMON SHARES USED IN COMPUTING PER SHARE
  AMOUNTS:

  Basic                                                  7,668,882    4,310,763

                                                       ===========   ==========
  Diluted                                                7,668,882    4,310,763
                                                       ===========   ==========


 The accompanying notes are an integral part of these consolidated statements.
                              Page 4 of 14 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           ---------------------------------------------------------

                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                  -----------------------------------------

                                  (unaudited)
                                  -----------


                                         Additional
                               Common      Paid-in     Accumulated
                               Stock       Capital       Deficit      Total
                               -----       -------       -------      -----
BALANCE,
 December 31, 1997            $7,399    $14,618,221  $(14,007,779) $ 617,841

Purchase of High Text
  Interactive, Inc. net assets   150        189,400         -        189,550

Purchase of OnRamp
  School Productions             400        359,600         -        360,000

Net loss for the three
  months ended March 31, 1998     -           -          (736,808)  (736,808)
                               ------     ---------   ------------ ----------

BALANCE,
 March 31, 1998               $7,949    $15,167,221  $(14,744,587) $ 430,583
                              ======    ===========  ============= =========



The accompanying notes are an integral part of these consolidated statements.

                              Page 5 of 14 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
              --------------------------------------------------
                                  (Unaudited)

                                                    1998         1997
                                               -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                     $(  736,808)  $(1,183,048)
  Adjustments to reconcile net loss to net cash provided by operating activities-

     Depreciation and amortization                 140,895        57,064
     Amortization of prepublication costs
       and rights purchased                        441,674       323,176
     Minority interest in loss of consolidated

       subsidiary                                (  15,227)         -
     Amortization of discount on convertible
       debentures                                    4,723          -
         Amortization of debt issuance costs        43,141          -
  Changes in operating assets and liabilities

     Accounts receivable                         (  78,436)    1,324,115
     Inventory                                   (  11,357)       32,566
         Other current assets                    (  21,652)   (    7,326)
         Accounts payable and accrued expenses     127,923    (  530,527)
     Liabilities from discontinued operations    (  13,232)      150,000
         Other current liabilities                 336,633       135,407
     Deferred income                             ( 242,086)      119,777
     Other long-term liabilities                 (   7,000)         -
                                                 ----------      -------
         Net cash (used in) provided by
          operating activities                   (  30,809)      421,204
                                                 ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                     -      (  608,787)
    Purchase of equipment and leasehold improv  (   22,271)   (   15,467)
    Prepublication costs and rights purchased   (  477,327)   (  633,682)
                                                -----------   -----------
  Net cash  used in  investing activities       (  499,598)   (1,257,939)
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from convertible debentures             -       1,840,000
  Repayment of debt                             (  113,917)         -

                                                -----------    ---------
        Net cash (used in) provided by
         financing activities                    ( 113,917)    1,840,000
                                                 ----------   ----------
        Net (decrease) increase in cash and
         cash equivalents                       (  644,324)    1,003,268

CASH AND CASH EQUIVALENTS, beginn. of period     1,193,246     1,381,998
                                                ----------    ----------
CASH AND CASH EQUIVALENTS, end of period        $  548,922    $2,385,266
                                                ==========    ==========

 The accompanying notes are an integral part of these consolidated statements
                              Page 6 of 14 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
              --------------------------------------------------
(continued)                                          (unaudited)
-----------                                          -----------

                                                      1998         1997
                                                 -------------------------
SUPPEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for-
      Interest                                   $    37,156    $   23,497
                                                 ===========    ==========
      Income taxes                               $     8,845    $   10,160
                                                 ===========    ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
     Debt issued for acquisition                  $     -       $1,750,000
                                                  ==========    ==========
     Stock issued for acquisitions                $  550,000    $  400,000
                                                  ==========    ==========



 The accompanying notes are an integral part of these consolidated statements

                              Page 7 of 14 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                            MARCH 31,1998 AND 1997
                            ----------------------

1.  CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet as of March 31, 1998 and the related statements of operations, statement of changes in shareholders' equity and statements of cash flows for the periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of March 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1997 audited financial statements and notes thereto. The results of operations for the three months ended March 31,1998 are not necessarily indicative of the operating results for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POICIES

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owed subsidiaries, Dolphin, Inc., Multi Dimensional Communications, Inc., New Media Schoolhouse, Inc., its majority- owned subsidiary, Virtual Comics, Inc., Internet Education Group, Inc. and two wholly-owned subsidiaries, Byron Preiss Multimedia Holding, Inc. and Bryon Preiss Multimedia On-Line Services, Inc. (inactive). In March 1998, the Company merged OnRamp School Productions, Inc. into Internet Education Group, Inc. a wholly subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

    NET LOSS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings Per Share". In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts-assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts

                              Page 8 of 14 pages
for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. Basic net loss per common share is computed by dividing the Company's net loss by the weighted averagecommon shares outstanding for each year presented. Dilutyed net loss per common share is equal to Basic net loss per ;common share for each year presented as the effect of all outstanding stock options and warrants outstanding was antidilutive.

    COMPREHENSIVE INCOME

During the quarter ended March 31, 1998, the Company adopted SFAS No. 130. "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners, and distributions to owners for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency transaction adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statemnts or in the case of interim reporting, in the footnotes to the financial statements. For the quarters ended March 31, 1998 and 1997, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3.  DISCONTINUED OPERATIONS

In March 1998, the Company adopted a plan to discontinue operations dedicated to the development, marketing and sale of entertainment software in the retail market, which includes the sale of Virtual Comics, Inc. Management has restructured the Company to specialize in the development and marketing of educational software as well as the publishing of books and software for the educational and consumer markets. This decision was made due to declining revenues, high operating costs, and increased competition in the entertainment software marketplace. As a result, the Company recorded a charge against earnings at December 31, 1997 of approximately $4,700,000 and on March 31, 1998 an additional charge of $157,511. The Company plans to fully carry out its plan to exit the entertainment software market during the remainder of 1998.

4.  ACQUISITIONS

In February 1998, the Company acquired certain net assets of High Text Interactive, Inc. for 150,000 common shares of the Company for a total purchase price of $189,550.

In February 1998, the Company entered into a letter of intent with New Century Education Corporation ("NCEC") whereby the Company will acquire all the issued and outstanding stock for approximately $2,000,000 in cash, less any outstanding debt of NCEC, and newly issued Preferred Stock of the Company with a stated value of $9,375,000 and convertible into approximately $3,000,000 of the Company's common stock.

                              Page 9 of 14 pages

On March 5, 1998, the Company acquired OnRamp School Productions, Inc. ("OnRamp") for 400,000 common shares of the Company for a total purchse price of $360,000. Subsequent to the purchase, OnRamp changed its name to the Internet Education Group, Inc.

5. SEGMENT INFORMATION. Due to increased competition in the consumer entertainment software market and increasing consumer demand for the Company's book titles, the Company changed its strategy from a vertical approach of selling entertainment CD-ROMs to placing more emphasis on its book publishing operations, and effectively segmented its primary operations into educational multimedia development and book publishing. Although certain of the published book titles may eventually migrate into digital formats, operating information of all book titles has been included in the book publishing segment detailed below as such titles have not been specifically identified as of the close of the first quarter.

The Company's educational multimedia operations are dedicated to the development of products for use on digital mediums, including CD-ROMs, on-line services and other electronic formats.

The book publishing operations are based on the creation of original material using licensed trademarked characters and books using licensed properties.

         In the table set forth below, information regarding operations for each of the Company's industry segments as of March 31, 1998 is as follows:

         Three months ending March 31, 1998             (000's omitted)
         ----------------------------------

                                 Education
                                 Multimedia       Book
                                 Development    Publishing      Consolidated

Net Revenues                      $ 1,361        $  167           $  1,528
                                                                  ========

Loss from operations                   -              -            (   501)
Other income/(expense) (net)           -              -            (    78)
Loss from discontinued operations      -              -           $(   158)
                                                                  ---------
     Net loss                                                     $(   737)
                                                                  =========
SEGMENT INFORMATION(continued)

Identifiable assets                 6,495         1,215           $  7,710
Corporate assets                                                        95
                                                                  $  7,805
                                                                  ========
Depreciation and amortization of
  equipment and leasehold
  improvements                       $ 50          $  6               $ 56
Capital expenditures                 $ 22          $  -               $ 22

                              Page 10 of 14 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

               THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO
               ------------------------------------------------
                       THREE MONTHS ENDED MARCH 31, 1997
                       ---------------------------------

         Net Revenues from Continuing Operations. Revenues from continuing operations for the three months ended March 31, 1998 were $1,527,939, an increase of $970,136 over the prior period of $557,803. The increase was principally attributable to the inclusion of revenues of Dolphin, Inc., an educational software developer, totalling $663,405, and revenues of our recently acquired wholly owned subsidiaries, Multi Dimensional Communications, Inc. and New Media Schoolhouse, Inc., which are publishers and distributors of education titles, totalling approximately $262,000.

Cost of Revenues from Continuing Operations. Cost of revenues from continuing operations increased to $983,625 for the first three months ended March 31, 1998 as compared to $335,611 for the comparable period a year ago. The dollar increase is principally the result of inclusion of cost of revenues from continuing operations of its subsidiaries including Dolphin, Inc., Multi Dimensional Communications Inc. and New Media Schoolhouse, Inc. Cost of revenues as a percentage of revenues from continuing operations increased slightly to 64% as compared to 60% for the first three months a year ago. The percentage increase is due to higher costs incurred in the first quarter ended March 31, 1998 associated with book publishing as compared to the first quarter of 1997.

Selling, General and Administrative Expenses from Continuing Operations. Selling, General and Administrative expenses from continuing operations increased by $233,009 to $1,045,490 for the first three months ended March 31, 1998 as compared to $812,481 for the prior comparable period a year ago. The dollar increase for the first three months ended March 31, 1998 above the first three months of 1997 can be principally attributable to inclusion of selling, general and administrative expenses from continuing operations of the newly acquired subsidiaries totalling approximately $364,049, slightly offset by a reduction in the parent company's Selling, General and Administrative expenses.

Interest Expense/Income. Net interest expense totalled $78,121 for the first three months ended March 31, 1998 as compared to net interest income of $23,466 for the same period a year ago. The increase in interest expense is principally due to interest costs associated with the issuance of convertible notes and debentures in late fiscal 1997 which currently total approximately $3,611,000 as of March 31, 1998.

Liquidity and Capital Resources. The Company has approximately $1,588,254 of cash and cash equivalents and accounts receivables as of March 31, 1998. The Company's working capital deficit of approximately $2,247,374 at March 31, 1998, includes deferred income of $478,192, which management expects to be earned this fiscal year.


                              Page 11 of 14 pages

During the first quarter of 1998, $30,809 of cash was used in operating activities compared to the prior year comparable quarter when $421,204 was provided by operating activities. A significant reduction in net loss for the current three month period was more than offset by net changes in operating assets and liabilities.

Net cash used in investing activities was ($499,598) in the first quarter of 1998 as compared to ($1,257,936) in the comparable quarter a year ago. The decrease in net cash used of $758,338 is due to a decrease in the purchase of prepublication costs and rights in addition to the fact that no cash was used for additional acquisitions as compared to $608,787 used for the purchase of Dolphin Inc. in the prior first quarter ended March 31, 1997.

Net cash used in financing activities was $113,917, representing the partial repayment of convertible notes, as compared to $1,840,000 provided by financing activities in the first quarter ended March 31, 1997, which represented the proceeds from the issuance of convertible debt.

In December 1997, the Company entered into a Securities Purchase Agreement, whereby it may issue up to $2.8 million in convertible debentures subject to certain conditions. Under this agreement, the Company issued in December 1997 $1.3 million of 6% convertible debentures due November 30, 1999 (the "Bushinghall Note"). At this time, management of the Company believes that this convertible debt will either be repaid from a new financing or be converted into shares of common stock well before maturity. Management of the Company has taken certain cost cutting actions, including the elimination of non-essential personnel. At this time management continues to evaluate additional cost cutting measures with tight control over all selling, general and administrative expenses.

The Company continues to pursue various potential acquisitions. In order to complete such acquisitions and to fund future operations of these acquisitions as well as to fund the operations of existing operations the Company will be required to raise additional capital. There can be no assurance that the Company will be successful in raising such additional capital, that such additional capital will be available on a timely basis or available on commercially acceptable terms to the Company or without causing substantial dilution to shareholders. The failure by the Company to currently raise capital for each of the purposes discussed above is reasonably likely to result in a material adverse effect to the business and operations of the Company.

The Company is not current in its payments under certain notes issued in connection with prior acquisitions of material subsidiaries and may be in technical default under other notes. The Company is actively engaged in attempting to raise funds in order to make any required payments under the notes. There can be no assurance that the Company will be successful in raising such funds, the failure of which will have an immediate material adverse effect of the business and operations of the Company. Furthermore, there can be no assurance that the Company will be able to pay the amount owed under said notes in the event that the holders thereof demand payment of the amounts due pursuant to the terms thereof.


Management believes that its liquid assets of cash, cash equivalents and accounts receivable, the expected cash flows from its newly acquired subsidiaries, the consolidation of administrative back-room facilities and available outside sources of financing will provide enough funds necessary to continue operating for the next twelve months.

FORWARD-LOOKING INFORMATION. Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in

                              Page 12 of 14 pages
this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10- QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to successfully develop, distribute and market titles, increasingly intense competition in the interactive multimedia development and book publishing industries and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-QSB.

Item 6.

                        EXHIBITS & REPORTS ON FORM 8-K
                        ------------------------------

a. Exhibits

         The following Exhibit is hereby filed as part of this Quarterly Report on form 10QSB:

         Exhibit No.                             Description
         -----------                             -----------

         27.1                                    Financial Data Schedule

b.  Reports on Form 8-K                          None

                              Page 13 of 14 pages

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BYRON PREISS MULTIMEDIA COMPANY, INC.

Date:   May 15, 1998                        By: /s/ Byron Preiss
-----   ------------                            ------------------------
                                                Chief Executive Officer,
                                                President and Executive
                                                Officer

Date:   May 15, 1998                        By: /s/ James R. Dellomo
-----   ------------                            ------------------------
                                                Chief Financial Officer

                              Page 14 of 14 pages