Form 10QSB
period 1998-06-30
PREISS BYRON MULTIMEDIA CO INC
filed 1998-08-19
CIK 919005

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 June 30, 1998


                          Commission File No 1-13084


                    BYRON PREISS MULTIMEDIA COMPANY, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          New  York                                 13-3676574
---------------------------------------          -----------------
(State of Incorporation)                         (I.R.S. Employer
                                                   Identification
                                                   number)

24 West 25th Street
 New York, New York                                         10010
-------------------                                        -------
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

                           YES   X       NO
                              ------       ------



The number of shares outstanding of the issuer's class of common equity, as of the latest practical date is 8,359,379 shares of common stock par value $.001 per share as of August 7, 1998.



                              Page 1 of 18 pages

                     BYRON PREISS MULTIMEDIA COMPANY, INC.
                                  FORM 10-QSB


                                     INDEX



PART I            FINANCIAL INFORMATION                                    PAGE
------            ---------------------                                    ----



Item 1.   Financial Statements:

          Consolidated Balance Sheet as of June  30, 1998.                   3

          Consolidated Statements of Operations for three months
          and six months ended June 30, 1998
          and 1997                                                          4-5

          Consolidated Statement of Changes in Shareholders' Equity
          for six months ended June 30, 1998.                                 6

          Consolidated Statements of Cash Flows for the
          the six months ended June 30, 1998 and 1997.                      7-8

          Notes to Consolidated Financial Statements.                      9-12





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                            13-16



PART II

Item 1.      Legal Proceedings                                               16

Item 5.      Other Information                                               16

Item 6.      Exhibits and Reports on Form 8-K                                17


Signatures                                                                   18



                              Page 2 of 18 pages

PART I FINANCIAL INFORMATION
----------------------------
Item 1.  Financial Statements

             BYRON PREISS MULTIMEDIA COMPANY,INC. AND SUBSIDIARIES
             -----------------------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------


                                                                                                           June 30,
                                                                                                             1998
                                                                                                         ----------------
                                                                                                          (unaudited)

                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                              $   425,734
  Accounts receivable, net                                                                                 1,173,403
  Inventory                                                                                                  234,960
  Other current assets                                                                                       268,852
                                                                                                          ----------
          Total current assets                                                                             2,102,949

PREPUBLICATION COSTS AND RIGHTS PURCHASED                                                                    877,797
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                                                    533,086
GOODWILL, net of accumulated amortization                                                                  3,011,516
OTHER ASSETS                                                                                                 874,278
                                                                                                          ----------
          Total assets                                                                                   $ 7,399,626
                                                                                                         ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                                   $1,713,254
  Current maturities of long-term debt                                                                     1,489,373
  Liabilities from discontinued operations                                                                   680,365
  Deferred income                                                                                            313,286
  Other current liabilities                                                                                  132,327
                                                                                                          ----------
          Total current liabilities                                                                        4,328,605

 LONG TERM DEBT, less current maturities                                                                   2,350,276

 OTHER LONG-TERM LIABILITIES                                                                                 169,779
                                                                                                          ----------
          Total liabilities                                                                                6,848,660
                                                                                                          ----------
MINORITY INTEREST                                                                                            179,736

SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized;
   0 shares issued and outstanding
  Common Stock, 30,000,000 shares authorized; 8,359,379
   shares issued and outstanding, $.001 par value                                                              8,359
  Additional paid-in-capital                                                                              15,475,561
  Accumulated deficit                                                                                    (15,112,690)
                                                                                                          ----------
          Total shareholders' equity                                                                         371,230
                                                                                                          ----------
          Total liabilities and shareholders' equity                                                    $  7,399,626
                                                                                                        ============

 The accompanying notes are an integral part of this consolidated balance sheet.
                              Page 3 of 18 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)



                                                     Three Months Ended                          Six Months Ended
                                                          June 30,                                    June 30,

                                                   1998               1997                1998              1997
                                                 --------------     --------------      --------------     --------------



NET REVENUES                                 $   2,500,537        $ 1,165,129      $   4,028,476        $ 1,722,932

COST OF REVENUES                                 1,490,923            885,936          2,474,548          1,221,547
                                             -------------        -----------      -------------        -----------
     Gross profit from
     continuing operations                       1,009,614           279,193           1,553,928            501,385

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       1,240,850         1,451,469           2,286,340          2,263,950
                                             -------------       -----------       -------------        -----------

  Loss from continuing oper.
    before interest                           (    231,236)       (1,172,276)       (    732,412)        (1,762,565)

INTEREST EXPENSE (INCOME) ..............           135,016        (   17,056)            213,138         (   40,522)

  Loss from continuing
     operations ........................         ( 366,252)       (1,155,220)       (    945,550)        (1,722,043)

DISCONTINUED OPERATIONS:
  Loss from discontinued
    operations                                (      1,850)       (2,148,959)           (159,361)        (2,765,184)
                                             -------------       -----------        -------------        -----------

  Net loss                                   $    (368,102)      $(3,304,179)        $(1,104,911)       $(4,487,227)
                                             =============       ===========        =============        ===========


NET LOSS PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE:
  Continuing operations                      $       (0.05)      $     (0.17)        $     (0.12)       $     (0.32)
  Discontinued operations                            (0.00)            (0.32)              (0.02)             (0.50)
                                             -------------       -----------        -------------        -----------
               Total                         $       (0.05)      $     (0.49)        $     (0.14)       $     (0.82)
                                             =============       ===========        =============        ===========

The accompanying notes are an integral part of these consolidated statements.
                              Page 4 of 18 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------
                                  (unaudited)
                                  -----------

continued
---------


DILUTED NET LOSS PER SHARE:

Continuing operations                                $    (0.05)   $     (0.17)   $     (0.12)   $   (0.32)
Discontinued operations                                   (0.00)         (0.32)         (0.02)       (0.50)
                                                     -----------   ------------   ------------   ----------
         Total                                       $    (0.05)   $     (0.49)   $     (0.14)   $   (0.82)
                                                     ===========   ============   ============   ==========

COMMON SHARES USED IN COMPUTING PER SHARE
  AMOUNTS:
  Basic                                               8,044,040      6,677,448      7,857,497    5,500,644
                                                     ==========    ===========    ===========    =========
  Diluted                                             8,044,040      6,677,448      7,857,497    5,500,644
                                                     ==========    ===========    ===========    =========

The accompanying notes are an integral part of these consolidated statements.

                              Page 5 of 18 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           ---------------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                    --------------------------------------

                                  (unaudited)
                                  -----------


                                                                        Additional
                                                     Common               Paid-in               Accumulated
                                                      Stock               Capital                 Deficit              Total
                                                      -----             -----------              ---------            -------

BALANCE,
 December 31, 1997                                   $7,399             $14,618,221              $(14,007,779)        $ 617,841

Purchase of High Text
  Interactive, Inc. net assets                          150                 189,400                    --               189,550

Purchase of OnRamp
  School Productions, Inc.                              400                 359,600                    --               360,000

Conversion of debt and accrued
  interest into shares                                  410                 308,340                    --               308,750

Net loss for the six
  months ended June 30, 1998                            --                    --                   (1,104,911)       (1,104,911)
                                                     ------               ---------                -----------       ------------



BALANCE,
 June  30, 1998                                      $8,359             $15,475,561              $(15,112,690)        $ 371,230
                                                     ======             ===========               ============        =========




 The accompanying notes are an integral part of these consolidated statements.

                              Page 6 of 18 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------
                                  (Unaudited)


                                                                                   1998            1997
                                                                              ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(1,104,911)     $(4,487,227)
  Adjustments to reconcile net loss to net
   cash provided by operating activities-
     Depreciation and amortization                                                281,790          179,527
     Amortization of prepublication costs
       and rights purchased                                                     1,373,539        1,543,682
     Minority interest in loss of consolidated
       subsidiary                                                              (   14,233)            --
     Amortization of discount on convertible
       debentures                                                                   4,723             --
     Amortization of debt issuance costs                                           95,085             --
  Changes in operating assets and liabilities
     Accounts receivable                                                       (  212,507)         939,498
     Inventory                                                                 (   48,004)          70,508
     Other assets                                                              (  184,447)          27,794
     Accounts payable and accrued expenses                                        206,752       (  800,047)
     Liabilities from discontinued operations                                  (   34,817)       1,000,000
     Other current liabilities                                                 (  238,198)          48,513
     Deferred income                                                           (  406,992)         129,025
     Other long-term liabilities                                                  109,071          512,899
                                                                               ----------        ---------
         Net cash used in
          operating activities                                                 (  173,149)        (835,828)
                                                                               -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                                                   --         (  600,000)
    Purchase of equipment and leasehold improv                                 (  101,598)      (   38,981)
    Prepublication costs and rights purchased                                  (  907,414)      (  323,596)
                                                                               -----------      -----------
  Net cash used in investing activities                                        (1,009,012)      (  962,577)
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from financings                                                    759,872        1,872,344
  Repayment of debt                                                            (  345,223)           --
                                                                               -----------      -----------
        Net cash  provided by financing
         activities                                                               414,649        1,872,344
        Net (decrease) increase in cash and                                    -----------      -----------
         cash equivalents                                                      (  767,512)          73,939

CASH AND CASH EQUIVALENTS, beginn. of period                                    1,193,246        1,381,998
                                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                       $  425,734       $1,455,937
                                                                               ===========      ===========




 The accompanying notes are an integral part of these consolidated statements.
                              Page 7 of 18 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------
(continued)                     (unaudited)
-----------                     -----------



                                                               1998            1997
                                                        -------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for-
      Interest                                          $       79,675    $     45,406
                                                        ==============    ============
      Income taxes                                      $        8,845    $     11,558
                                                        ==============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
     Debt issued for acquisition                        $        --       $  1,750,000
                                                        ==============    ============
     Stock issued for acquisitions                      $      550,000    $    400,000
                                                        ==============    ============
     Debentures converted to equity                     $      300,000           --
                                                        ==============    ============















 The accompanying notes are an integral part of these consolidated statements.

                              Page 8 of 18 pages

            BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
            ------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                            JUNE 30, 1998 AND 1997
                            ----------------------

1.  CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------

The balance sheet as of June 30, 1998 and the related statements of operations, statement of changes in shareholders' equity and statements of cash flows for the periods ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of June 30, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1997 audited financial statements and notes thereto. The results of operations for the three and six months ended June 30,1998 are not necessarily indicative of the operating results for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owed subsidiaries, Dolphin, Inc., Multi Dimensional Communications, Inc., New Media Schoolhouse, Inc., its majority-owned subsidiary, Virtual Comics, Inc., Internet Education Group, Inc. and two wholly owned subsidiaries, Byron Preiss Multimedia Holding, Inc. and Byron Preiss Multimedia On-Line Services, Inc. (inactive). In March 1998, the Company merged OnRamp School Productions, Inc. into Internet Education Group, Inc. a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    RECLASSIFICATION
    ----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

    NET LOSS PER SHARE
    ------------------

Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings Per Share". In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts-assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts

                              Page 9 of 18 pages
for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. Basic net loss per common share is computed by dividing the Company's net loss by the weighted average common shares outstanding for each year presented. Diluted net loss per common share is equal to Basic net loss per common share for each year presented as the effect of all outstanding stock options and warrants outstanding was antidilutive.

    COMPREHENSIVE INCOME
    --------------------

During the quarter ended March 31, 1998, the Company adopted SFAS No. 130. "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners, and distributions to owners for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency transaction adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the six month periods ended June 30, 1998 and 1997, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3.  DISCONTINUED OPERATIONS
    -----------------------

In March 1998, the Company adopted a plan to discontinue operations dedicated to the development, marketing and sale of entertainment software in the retail market, which includes the sale of Virtual Comics, Inc. Management has restructured the Company to specialize in the development and marketing of educational software as well as the publishing of books and software for the educational and consumer markets. This decision was made due to declining revenues, high operating costs, and increased competition in the entertainment software marketplace. As a result, the Company recorded a charge against earnings at December 31, 1997 of approximately $4,700,000 and for the six months ended June 30,1998 an additional charge of $159,361. The Company plans to fully carry out its plan to exit the entertainment software market during the remainder of 1998.

4.  ACQUISITIONS
    ------------

In February 1998, the Company acquired certain net assets of High Text Interactive, Inc. for 150,000 common shares of the Company for a total purchase price of $189,550.

In February 1998, the Company entered into a letter of intent with New Century Education Corporation ("NCEC") whereby the Company will acquire all the issued and outstanding stock for approximately $2,000,000 in cash, less


                              Page 10 of 18 pages
any outstanding debt of NCEC, and newly issued Preferred Stock of the Company with a stated value of $9,375,000 and convertible into approximately $3,000,000 of the Company's common stock. The Company is in the process of attempting to raise the necessary capital in order to finalize the purchase of New Century Education Corporation. At this time there can no assurance that the Company will be successful in raising the necessary capital to complete the acquisition.

On March 5, 1998, the Company acquired OnRamp School Productions, Inc. ("OnRamp") for 400,000 common shares of the Company for a total purchase price of $360,000. Subsequent to the purchase, OnRamp changed its name to the Internet Education Group, Inc. As there have been no significant revenues from this operation, the Company initiated an evaluation of its various technology rights and costs. Management expects to complete its evaluation of this operation and its funding needs prior to the issuance of its fiscal third quarter Form 10QSB.


5.  SEGMENT INFORMATION.
    --------------------

Due to increased competition in the consumer entertainment software market and increasing consumer demand for the Company's book titles, the Company changed its strategy from a vertical approach of selling entertainment CD- ROMs to placing more emphasis on its book publishing operations, and effectively segmented its primary operations into educational multimedia development and book publishing. Although certain of the published book titles may eventually migrate into digital formats, operating information of all book titles has been included in the book publishing segment detailed below as such titles have not been specifically identified.

The Company's educational multimedia operations are dedicated to the development of products for use on digital mediums, including CD-ROMs, on-line services and other electronic formats.

The book publishing operations are based on the creation of original material using licensed trademarked characters and books using original or licensed properties.

         In the table set forth below, information regarding operations for each of the Company's industry segments as of June 30, 1998 is as follows:


         Six months ending June 30, 1998                                               (000's omitted)
         -------------------------------

                                                              Education
                                                              Multimedia                Book
                                                              Development               Publishing                 Consolidated
                                                              -----------               ----------                 ------------

Net Revenues                                                  $ 2,991                   $ 1,037                    $  4,028
                                                                                                                   ========

Loss from operations                                          (   688)                      (44)                    (   732)
Other income/(expense) (net)                                                                                        (   213)
Loss from discontinued operations                                                                                   (   159)
                                                                                                                   ---------
     Net loss                                                                                                      $( 1,105)
                                                                                                                   =========

                              Page 11 of 18 pages



SEGMENT INFORMATION
(continued)


Identifiable assets                                            $6,143                   $1,162                     $  7,305
Corporate assets                                                                                                         95
                                                                                                                   --------
                                                                                                                   $  7,400
Depreciation and amortization of                                                                                   ========
  equipment and leasehold
  improvements                                                 $   84                   $   29                         $113
Capital expenditures                                           $  102                   $   --                         $102


6.  LONG-TERM DEBT
    --------------


     Acquisition Financing:
     -----------------------

          7% convertible note payable in 39 monthly
             installments commencing January 2, 1998
             original amount of $1,750,000                    $1,480,769

          6% convertible notes payable in 24 monthly
             installments commencing February 1, 1998
             original amount of $375,000                         300,091

     Financing:
     ----------
          6% convertible debenture, due November 30, 1999     $1,300,000
         11% demand secured convertible note                     500,000
             miscellaneous notes                                 258,789
                                                              ----------
                                                               3,839,649

             Less-Current maturities                          (1,489,373)


     Long-term debt, less current maturities                  $2,350,276
                                                              ==========

7.  LEGAL PROCEEDINGS
    -----------------

The Company has been named a defendant in an action commenced by Bushinghall, Ltd ("Bushinghall") in the Supreme Court in the State of New York, County of New York. Bushinghall has alleged that the Company has materially breached a registration rights agreement between the Company and Bushinghall (the "Registration Rights Agreement) by its failure to register the shares (the "Bushinghall Shares") underlying the $1.3 million 6% convertible debentures due November 30, 1999 (the "Bushinghall Notes") with the Securities and Exchange Commission. Bushinghall is seeking damages of not less than $130,000 in addition to an unstated amount of direct damages. (see Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for further discussion.


                              Page 12 of 18 pages

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations:
        ----------------------

            THREE AND SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO
            -------------------------------------------------------
                   THREE AND SIX MONTHS ENDED JUNE 30, 1997
                   ----------------------------------------


         Net Revenues from Continuing Operations. Revenues from continuing operations for the three months ended June 30, 1998 more than doubled to $2,500,537 up from $1,165,129 for the prior comparable period. For the six months ended June 30, 1998 revenues from continuing operations increased 128% to $4,028,476, up from $1,722,932 for the same period a year ago. The increase in revenues for both the three and six months ended June 30, 1998 can be attributed to the inclusion of revenues from its subsidiary, Dolphin, Inc, an educational software developer acquired in March 1997 totalling $1,243,483 for the six months ended June 30, 1998 and Multi Dimensional Communications, Inc. and New Media Schoolhouse, Inc. which are respectively publishers and direct marketers of proprietary and third party education titles totalling approximately $560,913 for the same six month period. Under a contract to provide the development of a web site, video and book, the Company recorded net revenues of $595,000 for the six month period ending June 30, 1998, and with revenues from two CD-ROMs (X-Files: Unrestricted Access and Total Titanic) the Company recorded total revenues of $523,915 for the same six month period.

Under the Company's agreements with Marvel Entertainment Group, the Company co- published and distributed with the Putnam Berkley Group, Inc. a number of books generating revenues totalling $565,643 for the six months ended June 30, 1998.

Under the Company's co-publishing and distribution arrangements with Pocket Books, a division of Simon & Schuster, the Company generated revenues totalling $199,294 for the six months ended June 30, 1998.

Cost of Revenues from Continuing Operations. Cost of revenues for the three months ended June 30, 1998 increased to $1,490,923 as compared to $885,936 for the same period a year ago. Cost of revenues for the six months period ended June 30, 1998 totalled $2,474,548 as compared to $1,221,547 for the comparable period ended June 30, 1997. The dollar increase in the cost of revenues is principally attributed to the inclusion of newly acquired subsidiaries, as noted above. The gross profit from continuing operations for the three months ended June 30,1998 increasing to 40.4% as compared to 24.0% for the comparable period a year ago. For the six months ended June 30, 1998 the gross profit from continuing operations increased to 38.6%, up from 29.1% for the same period a year ago. The improvement can be attributed to the Company's restructuring from a company whose primary business was the development and sale of entertainment and edutainment software titles for sale at retail into a digital educational and publishing company whose margins are higher.

Selling, General and Administrative Expenses from Continuing Operations. Selling, General and Administrative expenses from continuing operations for the three and six months ended June 30, 1998 was $1,240,850 and $2,286,340 respectively, as compared to $1,451,469 and $2,263,950 respectively for the prior year comparable periods. As a percentage of revenues from continuing operations,

                              Page 13 of 18 pages
selling, general and administrative expenses declined to 49.6% and 56.8%, respectively for the three and six months ended June 30, 1998 as compared to 124.6% and 131.4%, respectively for the same periods a year ago. The decrease in selling, general and administrative expenses for both the three and six month periods can be attributed to a reduction in overhead and staffing expenses of the parent company slightly offset by the inclusion of selling, general and administrative expenses of the newly acquired subsidiaries.

Interest Expense/Income. Net interest expense totalled $135,016 for the three months ended June 30,1998 and $213,138 for the six months ended June 30, 1998 as compared to net interest income of $17,056 and $40,522 respectively for the same periods a year ago. The increase in interest expense is principally due to interest costs (including non-cash charges) associated with the issuance of convertible notes and debentures in late fiscal 1997.

Liquidity and Capital Resources. The Company has approximately $1,599,137 of cash and cash equivalents and accounts receivables as of June 30, 1998. The Company's working capital deficit of approximately $2,225,656 at June 30, 1998, includes deferred income of $313,286, which management expects to be earned this fiscal year. During the first six months of 1998, $173,149 of cash was used in operating activities compared to the prior comparable six month period when $835,828 was used by operating activities. A significant reduction in net loss for the current three and six month periods was offset by net changes in operating assets and liabilities.

Net cash used in investing activities was ($1,009,012) for the first six months of 1998 as compared to ($962,577) for the comparable six month period a year ago. While the amount remained constant, the mix changed from $600,000 being used for the acquisition of Dolphin Inc. in 1997 offset by an increase in the purchase of equipment ($62,617), and prepublication costs and rights purchased ($583,818) in 1998.

Net cash provided from financing activities in 1998 was $414,649, representing the proceeds from a secured demand convertible debenture as well as a $150,000 note to partially finance working capital of a subsidiary. In the comparable 1997 period, proceeds were obtained through the issuance of a convertible debenture.

In December 1997, the Company entered into a Securities Purchase Agreement, whereby it may issue up to $2.8 million in convertible debentures subject to certain conditions. Under this agreement, the Company issued, in December 1997, $1.3 million of 6% convertible debentures due November 30, 1999 (the "Bushinghall Note"). At this time, management of the Company is attempting to renegotiate the terms of the Agreement and the Bushinghall Note or the Company will repay the Bushinghall Note with the proceeds from a new financing. However, the Company did not register the shares of common stock underlying the Bushinghall Note pursuant to a registration rights agreement.

The Company's failure to file such a registration statement has led to a legal action against the Company for allegedly failing to comply with the terms of the registration rights agreement. The amount of the action is for an amount of not less than $130,000. In addition, the Company has been requested to convert $400,000 of the $1.3 million debenture into common stock of the Company.

                              Page 14 of 18 pages

Management, after discussions with special legal counsel, has deemed it to be in the best interest of the Company and its shareholders not to register the shares underlying the Bushinghall Note or comply with Bushinghall's request. Recently, management has met with a representative of the debenture holder and its investment banker in an attempt to resolve the matter. However, there can be no assurances that there will be a favorable resolution to this matter. As a result of this situation the Company's management has been unable to raise the necessary capital or new financing in order for it to provide the necessary cash flow to operate its subsidiaries efficiently or to make timely payments of its debt obligations. The failure to resolve this matter could result in a material adverse effect to the business and operations of the Company.

Management has undertaken cost cutting actions, including the elimination of nonessential personnel. At this time, management continues to evaluate additional cost cutting measures with tight control over all selling, general and administrative expenses.

In order to fund operations of the parent company as well as certain subsidiaries, including the payment of certain acquisition notes, the Company will be required to raise additional capital. There can be no assurance that the Company will be successful in raising such additional capital, that such additional capital will be available on a timely basis or available on commercially acceptable terms to the Company or without causing substantial dilution to shareholders. The failure by the Company to currently raise capital for each of the purposes discussed above will result in a material adverse effect to the business and operations of the Company.

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

In July 1998 the Company was advised by the NASDAQ Listing Qualifications Board that to continue listing of the Company's common stock on the Nasdaq SmallCap Market, it must maintain a closing bid greater than or equal to $1.00. The Company has been provided by NASDAQ ninety calendar days ending October 20,1998 in which to retain compliance. In order to comply, the Company's common stock during the ninety day grace period must reflect a closing bid price of $1.00 or greater for ten consecutive trading days. Also in July 1998, the Company was advised by NASDAQ that it has determined not to grant the Company's request for an extension of time to comply with NASDAQ's net tangible assets/market capitalization/net income requirement. On July 27, 1998 the Company, in accordance with NASDAQ requirements, has requested an oral hearing to discuss continued listing on the Nasdaq SmallCap Market.

Management believes that its liquid assets of cash, cash equivalents and accounts

                              Page 15 of 18 pages
receivable and its expected future cash flows from its subsidiaries, the continued reduction in administrative expenses together with anticipated outside sources of financing will provide enough funds necessary to continue operating through the first quarter of 1999 ending March 31, 1999.


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

PART II
-------

Item 1.  Legal Proceedings
-----

         The Company has been named a defendant in an action commenced by Bushinghall, Ltd. ("Bushinghall") in the Supreme Court in the State of New York, County of New York. Bushinghall has alleged that the Company has materially breached a registration rights agreement between the Company and Bushinghall (the "Registration Rights Agreement") by its failure to register the shares (The "Bushinghall Shares") underlying the $1.3 million 6% convertible debentures due November 30, 1999 (the "Bushinghall Notes") with the Securities and Exchange Commission. Busininghall is seeking damages of not less than $130,000 in addition to an unstated amount of direct damages. Management intends to vigorously defend against the foregoing claim. See Management Discussion and Analysis of Financial Resources, for further discussion.


Item 5.  Other Information
------

         On June 16, 1998 the Company completed a private placement of its 11% Convertible Secured Demand Note in the aggregate principal amount of $500,000. The note was sold to one accredited institutional investor pursuant to a Demand Convertible Secured Promissory Note Agreement dated as of June 15, 1998. The note is collateralized by a security interest in certain of the Company's accounts receivable and intangible assets. Subject to certain restrictions, the Note may be converted into shares of Common Stock at the option of the Holder anytime at a conversion price equal to the lesser of $.875 or the product of .80 times the closing bid price of the Common Stock on the day of conversion. The Company paid a 6% or $30,000 financial consulting fee for arranging the transaction.


                              Page 16 of 18 pages

Item 6.
-------
                        EXHIBITS & REPORTS ON FORK 8-K
                        ------------------------------

a. Exhibits


         The following Exhibit is hereby filed as part of this Quarterly Report on form 10QSB:


         Exhibit No.                                    Description
         -----------                                    -----------

         27.1                                           Financial Data Schedule


b.      Reports on Form 8-K                             None








                              Page 17 of 18 pages

                                   SIGNATURE
                                   ---------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      BYRON PREISS MULTIMEDIA COMPANY, INC.



Date    August 18, 1998                         By: /s/ Byron Preiss
                                                   -------------------------
                                                   Chief Executive Officer,
                                                   President and Executive
                                                   Officer


Date:   August 18, 1998                         By: /s/ James R. Dellomo
                                                    ------------------------
                                                    Chief Financial Officer








                              Page 18 of 18 pages