Form 10QSB
period 1998-09-30
PREISS BYRON MULTIMEDIA CO INC
filed 1998-11-18
CIK 919005

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 1998


                           Commission File No 1-13084


                      BYRON PREISS MULTIMEDIA COMPANY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       New  York                                                   13-3676574
------------------------                                        ----------------
(State of Incorporation)                                        (I.R.S. Employer
                                                                 Identification
                                                                     number)

24 West 25th Street
 New York, New York                                                  10010
-------------------                                                --------
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

                          YES X             NO
                             ----             ----

The number of shares outstanding of the issuer's class of common equity, as of the latest practical date is 8,359,379 shares of common stock par value $.001 per share as of November 10, 1998.

                               Page 1 of 19 pages

                      BYRON PREISS MULTIMEDIA COMPANY, INC.
                                   FORM 10-QSB



                                      INDEX

PART I    FINANCIAL INFORMATION                                             PAGE
------    ---------------------                                             ----




Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September  30, 1998.                3

          Consolidated Statements of Operations for three months
          and nine months ended September 30, 1998 and 1997                  4-5

          Consolidated Statement of Changes in Shareholders' Equity
          for nine months ended September 30, 1998.                            6

          Consolidated Statements of Cash Flows for the
          the nine months ended September 30, 1998 and 1997.                 7-8

          Notes to Consolidated Financial Statements.                       9-13





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                             14-16



PART II
-------

Item 1.   Legal Proceedings                                                   17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    18


Signatures                                                                    19


                               Page 2 of 19 pages

PART I FINANCIAL INFORMATION
----------------------------
Item 1.  Financial Statements

              BYRON PREISS MULTIMEDIA COMPANY,INC. AND SUBSIDIARIES
              -----------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                                                   September 30,
                                                                       1998
                                                                   ------------
                                                                    (unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and cash equivalents                                        $    616,863
  Accounts receivable, net                                              660,316
  Inventory                                                             239,792
  Other current assets                                                  173,289
                                                                   ------------
              Total current assets                                    1,690,260

PREPUBLICATION COSTS AND RIGHTS PURCHASED                               683,383
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                               402,245
GOODWILL, net of accumulated amortization                             2,926,973
OTHER ASSETS                                                            960,869
                                                                   ------------

              Total assets                                         $  6,663,730
                                                                   ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  1,753,617
  Current maturities of long-term debt                                1,570,129
  Liabilities from discontinued operations                              665,865
  Deferred income                                                       407,480
  Other current liabilities                                             322,671
                                                                   ------------
                  Total current liabilities                           4,719,762

 LONG TERM DEBT, less current maturities                              2,057,429

 OTHER LONG-TERM LIABILITIES                                            113,067
                                                                   ------------

                  Total liabilities                                   6,890,258
                                                                   ------------

MINORITY INTEREST                                                       182,071

SHAREHOLDERS' EQUITY:
  Preferred Stock, 5,000,000 shares authorized;
   0 shares issued and outstanding
  Common Stock, 30,000,000 shares authorized; 8,359,379
   shares issued and outstanding, $.001 par value                         8,359
  Additional paid-in-capital                                         15,458,554
  Accumulated deficit                                               (15,875,512)
                                                                   ------------
                  Total shareholders' equity                           (408,599)
                                                                   ------------
                  Total liabilities and shareholders' equity       $  6,663,730
                                                                   ============

The accompanying notes are an integral part of this consolidated balance sheet.

                               Page 3 of 19 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
             ------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                      Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                      1998           1997           1998           1997
                                  -----------    -----------    -----------    -----------

NET REVENUES                      $ 1,427,311    $   575,431    $ 5,455,787    $ 2,298,363

COST OF REVENUES                      777,247        240,561      3,251,795      1,462,108
                                  -----------    -----------    -----------    -----------
     Gross profit from
         continuing operations        650,064        334,870      2,203,992        836,255

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES          1,206,147        562,513      3,492,487      2,826,463
                                  -----------    -----------    -----------    -----------

  Loss from continuing oper.
    before interest                  (556,083)      (227,643)    (1,288,495)    (1,990,208)

INTEREST EXPENSE                      108,862         55,604        322,000         15,082
                                  -----------    -----------    -----------    -----------

  Loss from continuing
     operations                      (664,945)      (283,247)    (1,610,495)    (2,005,290)

DISCONTINUED OPERATIONS:
  Loss from discontinued
    operations                        (97,877)      (523,887)      (257,238)    (3,289,071)
                                  -----------    -----------    -----------    -----------

  Net loss                        $  (762,822)   $  (807,134)   $(1,867,733)   $(5,294,361)
                                  ===========    ===========    ===========    ===========


NET LOSS PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE:
  Continuing operations           $     (0.08)   $     (0.04)   $     (0.20)   $     (0.33)
  Discontinued operations               (0.01)         (0.07)         (0.03)         (0.54)
                                  -----------    -----------    -----------    -----------
                  Total           $     (0.09)   $     (0.11)   $     (0.23)   $     (0.87)
                                  ===========    ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                               Page 4 of 19 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (unaudited)
                                   -----------

continued
---------

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                   September 30,
                                                 1998             1997             1998             1997
                                            -------------    -------------    -------------    -------------

DILUTED NET LOSS PER SHARE:

Continuing operations                       $       (0.08)   $       (0.04)   $       (0.20)   $       (0.33)
Discontinued operations                             (0.01)           (0.07)           (0.03)           (0.54)
                                            -------------    -------------    -------------    -------------
         Total                              $       (0.09)   $       (0.11)   $       (0.23)   $       (0.87)
                                            =============    =============    =============    =============

COMMON SHARES USED IN COMPUTING PER SHARE
  AMOUNTS:
  Basic                                         8,359,379        7,174,438        8,026,630        6,064,706
                                            =============    =============    =============    =============
  Diluted                                       8,359,379        7,174,438        8,026,630        6,064,706
                                            =============    =============    =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                               Page 5 of 19 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------

                                   (unaudited)
                                   -----------

                                                 Additional
                                    Common        Paid-in      Accumulated
                                    Stock         Capital        Deficit           Total
                                 ------------   ------------   ------------    ------------
BALANCE,
 December 31, 1997               $      7,399   $ 14,618,221   $(14,007,779)   $    617,841

Purchase of High Text
  Interactive, Inc. net assets            150        189,400           --           189,550

Purchase of OnRamp
  School Productions, Inc.
  (nka: Internet Education
    Group, Inc. (IEG))                    400        342,593           --           342,993

Conversion of debt and accrued
  interest into shares                    410        308,340           --           308,750

Net loss for the nine months
 ended September 30, 1998                --             --       (1,867,733)     (1,867,733)
                                 ------------   ------------   ------------    ------------


BALANCE,
 September 30, 1998              $      8,359   $ 15,458,554   $(15,875,512)   $   (408,599)
                                 ============   ============   ============    ============

 The accompanying notes are an integral part of these consolidated statements.


                               Page 6 of 19 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
                                   (Unaudited)

                                                         1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,867,733)   $(5,294,361)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities-
     Depreciation and amortization                       423,684        302,882
     Amortization of prepublication costs
       and rights purchased                            1,821,529      1,860,327
     Minority interest in loss of consolidated
       subsidiary                                        (11,898)          --
     Amortization of discount on convertible
       debentures                                          4,723           --
         Amortization of debt issuance costs             138,294           --
  Changes in operating assets and liabilities
     Accounts receivable                                 300,580        878,587
     Inventory                                           (52,836)       356,262
     Other current assets                               (218,685)        33,789
     Accounts payable and accrued expenses               247,115       (974,441)
     Liabilities from discontinued operations            (49,317)     1,000,000
     Other current liabilities                           (47,853)      (235,928)
     Deferred income                                    (312,798)       643,895
     Other long-term liabilities                          35,353        380,627
                                                     -----------    -----------
         Net cash provided by (used for)
          operating activities                           410,158     (1,048,361)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                          --         (600,000)
    Purchase of equipment and leasehold improv           (28,109)       (44,402)
    Prepublication costs and rights purchased         (1,160,990)    (1,559,283)
                                                     -----------    -----------
  Net cash used for investing activities              (1,189,099)    (2,203,685)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from financings                           759,872      2,305,033
  Repayment of debt                                     (557,314)          --
                                                     -----------    -----------
        Net cash  provided by financing
         activities                                      202,558      2,305,033
                                                     -----------    -----------
        Net (decrease) in cash and
         cash equivalents                               (576,383)      (947,013)

CASH AND CASH EQUIVALENTS, beginn. of period           1,193,246      1,381,998
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $   616,863    $   434,985
                                                     ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                               Page 7 of 19 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------
(continued)                       (unaudited)
-----------                       -----------



                                                   1998         1997
                                               ------------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for-
      Interest                                 $    113,270   $   64,538
                                               ============   ==========
      Income taxes                             $      8,845   $   26,756
                                               ============   ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
     Debt issued for acquisition               $       --     $1,750,000
                                               ============   ==========
     Stock issued for acquisitions             $    550,000   $  400,000
                                               ============   ==========
     Debentures converted to equity            $    300,000   $     --
                                               ============   ==========


 The accompanying notes are an integral part of these consolidated statements.

                               Page 8 of 19 pages

             BYRON PREISS MULTIMEDIA COMPANY, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 1998 AND 1997
                           ---------------------------

1.  CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------

The balance sheet as of September 30, 1998 and the related statements of operations, statement of changes in shareholders' equity and statements of cash flows for the periods ended September 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly its financial position, results of operations and cash flows as of September 30, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the December 31,1997 audited financial statements and notes thereto. The results of operations for the three and nine months ended September 30,1998 are not necessarily indicative of the operating results for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owed subsidiaries, Dolphin, Inc., Multi Dimensional Communications, Inc., New Media Schoolhouse, Inc., its majority- owned subsidiary, Virtual Comics, Inc., Internet Education Group, Inc. and two wholly owned inactive subsidiaries, Byron Preiss Multimedia Holdings, Inc. and Byron Preiss Multimedia On-Line Services, Inc. In March 1998, the Company merged OnRamp School Productions, Inc. into Internet Education Group, Inc. a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    RECLASSIFICATION
    ----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

    NET LOSS PER SHARE
    ------------------

Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings Per Share". In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts-assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts

                               Page 9 of 19 pages
for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. Basic net loss per common share is computed by dividing the Company's net loss by the weighted average common shares outstanding for each year presented. Diluted net loss per common share is equal to basic net loss per common share for each year presented as the effect of all outstanding stock options and warrants outstanding was antidilutive.

    COMPREHENSIVE INCOME
    --------------------

During the quarter ended March 31, 1998, the Company adopted SFAS No. 130. "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners, and distributions to owners for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency transaction adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the nine month periods ended September 30, 1998 and 1997, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3.  DISCONTINUED OPERATIONS
    -----------------------

In March 1998, the Company adopted a plan to discontinue operations dedicated to the development, marketing and sale of entertainment software in the retail market, which includes the sales of Virtual Comics, Inc. Management has restructured the Company to specialize in the development and marketing of educational software as well as the publishing of books and software for the educational and consumer markets. This decision was made due to declining revenues, high operating costs, and increased competition in the entertainment software marketplace. As a result, the Company recorded a charge against earnings at December 31, 1997 of approximately $4,700,000 and for the nine months ended September 30,1998 an additional charge of $257,238. In October 1998 the Company announced its intention of selling all of its operating divisions to Frontline Communications Corporation (See Note 8 to Financial Statements).

4.  ACQUISITIONS
    ------------

In February 1998, the Company acquired certain net assets of High Text Interactive, Inc. for 150,000 common shares of the Company for a total purchase price of $189,550.

In February 1998, the Company entered into a letter of intent with New Century Education Corporation ("NCEC") whereby the Company will acquire all the issued and outstanding stock. In view of the Company's announcement of its intention to sell all of its operating divisions, the Company has ceased all discussions concerning this acquisition.

                               Page 10 of 19 pages

On March 5, 1998, the Company acquired OnRamp School Productions, Inc. ("OnRamp") for 400,000 common shares of the Company for a total purchase price of $360,000. Subsequent to the purchase, OnRamp changed its name to the Internet Education Group, Inc. As there have been no significant revenues from this operation, the Company initiated an evaluation of its various technology rights and costs. This operation has been inactive during the third quarter and current revenues and expenses are included as part of discontinued operations.

          Proforma financials relating to the acquisitions consummated in 1998 were not prepared due to the fact that sales and results of operations from such subsidiaries were not material.


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

                               Page 11 of 19 pages

         In the table set forth below, information regarding operations for each of the Company's industry segments as of September 30, 1998 is as follows:

         Nine months ending September 30, 1998             (000's omitted)
         -------------------------------------

                                      Education
                                      Multimedia    Book
                                      Development   Publishing   Consolidated

Net Revenues                          $ 3,708       $ 1,748       $  5,456
                                                                  ========
Loss from operation                    (1,128)         (161)        (1,289)
Other income/(expense) (net)                                          (322)
Loss from discontinued operations                                     (257)
                                                                  --------
     Net loss                                                     $ (1,868)
                                                                  ========

Identifiable assets                   $ 5,268       $1,301        $  6,569
Corporate assets                                                        95
                                                                  --------
                                                                  $  6,664
                                                                  ========
Depreciation and amortization of
  equipment and leasehold
  improvements                        $   116       $   54        $    170
Capital expenditures                  $    18       $   10        $     28


6.  LONG-TERM DEBT
    --------------

         Acquisition Financing:
         ----------------------

                  7% convertible note payable in 39 monthly
                     installments of $53,087 commencing
                     January 2, 1998. Original amount $1,750,000     $1,346,152


                  6% convertible notes payable in 24 monthly
                     installments of $16,719 commencing
                     February 1, 1998. Original amount $375,000         254,241

         Financing:
         ----------

                  6% convertible debenture, due November 30, 1999    $1,300,000
                 11% demand secured convertible note                    500,000
                     miscellaneous notes                                227,165
                                                                     ----------
                                                                      3,627,558
                     Less--Current maturities                        (1,570,129)


         Long-term debt, less current maturities                     $2,057,429


                               Page 12 of 19 pages

7.  LEGAL PROCEEDINGS
    -----------------

The Company has been named a defendant in an action commenced by Bushinghall, Ltd ("Bushinghall") in the Supreme Court in the State of New York, County of New York. Bushinghall has alleged that the Company has materially breached a registration rights agreement between the Company and Bushinghall (the "Registration Rights Agreement) by its failure to register the shares (the "Bushinghall Shares") underlying the $1.3 million 6% convertible debentures due November 30, 1999 (the "Bushinghall Notes") with the Securities and Exchange Commission. Bushinghall is seeking damages of not less than $130,000 in addition to an unstated amount of direct damages. In October 1998 Bushinghall Limited amended its complaint to add claims for dishonoring its request to convert debentures into the Company's common stock and penalties associated therewith. (See Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and Part II Item 1. Legal Proceedings for further discussion)

         The Company, as previously reported, was advised by NASDAQ Listing Board that in order to continue listing the Company's common stock on the Nasdaq SmallCap Market, it must maintain a closing bid price greater than or equal to $1.00. The Company was also informed that it does not comply with NASDAQ's net tangible assets/market capitalization/net income requirement. On October 27, 1998, NASDAQ notified the Company that its shares would be delisted effective immediately.

8.  SUBSEQUENT EVENTS
    -----------------

         In October 1998 the Board of Directors appointed Niall Duggan as a Director of the Company. Mr. Duggan is a resident of the United Kingdom and a Engineer by profession. Mr. Duggan is employed by VenGua Capital Markets Ltd.

         On October 29, 1998 Frontline Communications Corporation ("Frontline") (NASDAQ: FCCN) a public company headquartered in Pearl River, New York announced it entered into a non-binding letter of intent to purchase substantially all of the assets of five (5) subsidiaries of Byron Preiss Multimedia Company, Inc. The assets include the operations of (i) Dolphin,Inc. (ii) Multi Dimensional Communications, Inc. (iii) New Media Schoolhouse, Inc. (iv) Internet Education Group, Inc. and (v) the publishing division of the Company. At this time there can be no assurances that the Frontline transaction will be consummated.



                               Page 13 of 19 pages

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations:
        ----------------------

         (a) General.
             --------

         In September 1998, two of the Company's directors, Matthew Shapiro and Roger Cooper resigned as Directors of the Company. Messrs. Shapiro and Cooper did not have any disagreement with the financial, accounting and/or management policies of the Company. Messrs. Shapiro and Cooper provided their resignations from the Board in order to assist the Company in raising interim financing. Additionally, Securities Management, Inc. ("Securities") a secured lender of the Company, requested that the Board of Directors appoint two nominees as Directors of the Company as a condition of Securities not exercising the rights granted to Securities as part of a secured financing arrangement. Securities nominated Mr. Edward Fitzpatrick and Mr. Mark Palestine to the Board. Mr. Fitzpatrick is an investment banker and a principal shareholder of VenGua Capital Markets, Ltd. an investment banking firm located in the United Kingdom. Mr. Palestine is a financial consultant and a certified public accountant. Also in September 1998 the Board of Directors named Byron Preiss Chairman of the Company and simultaneously, named James R. Dellomo, the Company's Chief Financial Officer as Acting President.

         (b) Results of Operations.
             ----------------------

         Net Revenues from Continuing Operations. Revenues from continuing operations for the three months ended September 30, 1998 more than doubled to $1,427,311 up from $575,431 for the prior comparable period. For the nine months ended September 30, 1998 revenues from continuing operations increased 137% to $5,455,787 up from $2,298,363 for the same period a year ago. The increase in revenues for both the three and nine months ended September 30, 1998 can be attributed to the inclusion of revenues from its subsidiaries, Dolphin, Inc, an educational software developer acquired in March 1997 totalling $1,659,060 for the nine months ended September 30, 1998 and Multi Dimensional Communications, Inc. and New Media Schoolhouse, Inc., which are respectively publishers and direct marketers of proprietary and third party education titles, acquired in November 1997, totalling $743,646 for the same nine month period. Under a contract to provide the development of a web site, video and book, the Company recorded net revenues of $595,000 for the nine month period ending September 30, 1998, and with revenues from two CD-ROMs (X-Files: Unrestricted Access and Total Titanic) the Company recorded total revenues of $557,737 for the same nine month period.

Under the Company's agreements with Marvel Entertainment Group, the Company co-published and distributed with the Putnam Berkley Group, Inc. a number of books generating revenues totalling $865,363 for the nine months ended September 30, 1998.

Under the Company's co-publishing and distribution arrangements with Pocket Books, a division of Simon & Schuster, the Company generated revenues totalling $882,848 for the nine months ended September 30, 1998.

Revenues from licensing fees and royalties totalled $147,303 for the nine months ended September 30, 1998.

                               Page 14 of 19 pages

Cost of Revenues from Continuing Operations. Cost of revenues for the three months ended September 30, 1998 increased to $777,247 as compared to $240,561 for the same period a year ago. Cost of revenues for the nine months period ended September 30, 1998 totalled $3,251,795 as compared to $1,462,108 for the comparable period ended September 30, 1997. The dollar increase in the cost of revenues is principally attributed to the inclusion of newly acquired subsidiaries, as noted above. The gross profit from continuing operations for the three months ended September 30,1998 increased to $650,064 from $334,870, however, the gross profit percentage decreased to 45.5% as compared to 58.2% for the comparable three month period a year ago. For the nine months ended September 30, 1998 the gross profit from continuing operations increased to $2,203,992 up from $836,255 and the gross profit percentage increased to 40.4% up from 36.4% for the comparable nine month period a year ago.

Selling, General and Administrative Expenses from Continuing Operations. Selling, General and Administrative expenses from continuing operations for the three and nine months ended September 30, 1998 was $1,206,147 and $3,492,487 respectively, as compared to $562,513 and $2,826,463 respectively for the prior year comparable periods. As a percentage of revenues from continuing operations, selling, general and administrative expenses declined to 84.5% and 64.0%, respectively for the three and nine months ended September 30, 1998 as compared to 97.8% and 122.9%, respectively for the same periods a year ago. The increase in the dollar amount of selling, general and administrative expenses for both the three and nine month periods can be attributed to the inclusion of selling, general and administrative expenses of the newly acquired subsidiaries slightly offset by the reduction in selling, general and administrative expenses of the parent company caused by a major reduction in headquarter personnel.

Interest Expense. Net interest expense totalled $108,862 for the three months ended September 30,1998 and $322,000 for the nine months ended September 30, 1998 as compared to interest expense of $55,604 and $15,082 respectively for the same periods a year ago. The increase in interest expense is principally due to interest costs (including non-cash charges) associated with the issuance of convertible notes and debentures in late fiscal 1997 as well as interest associated with an 11% Demand Secured Convertible Debenture issued in June 1998.

Liquidity and Capital Resources. The Company has approximately $1,277,179 of cash and cash equivalents and accounts receivables as of September 30, 1998 down from $1,599,137 as at June 30, 1998. The Company's working capital deficit increased to $3,029,502 at September 30, 1998, from $2,225,656 working capital deficit reported at June 30, 1998. During the first nine months of 1998, $410,158 of cash was provided by operating activities compared to the prior comparable nine month period when $1,048,361 was used for operating activities.

Net cash used in investing activities was reduced to $1,189,099 for the first nine months of 1998 from $2,203,685 for the comparable nine month period a year ago. The decline of $1,014,586 is principally due to the fact that no cash was used for current acquisitions and there was a reduction in spending for prepublication costs and rights purchased.

Net cash provided from financing activities in 1998 was $202,558, representing principally the proceeds from a $500,000 11% secured demand convertible debenture as well as a $150,000 note to partially finance working capital of a subsidiary

                               Page 15 of 19 pages
offset by repayment of debt totalling $557,314. In the comparable 1997 period, proceeds were obtained through the issuance of convertible debentures.

         In December 1997, the Company entered into a Securities Purchase Agreement, whereby it may issue up to $2.8 million in convertible debentures subject to certain conditions. Under this agreement, the Company issued, in December 1997, $1.3 million of 6% convertible debentures due November 30, 1999 (the "Bushinghall Note"). At this time, management of the Company is continuing its attempt to renegotiate the terms of the Agreement and the Bushinghall Note. However, the Company did not register the shares of common stock underlying the Bushinghall Note pursuant to a registration rights agreement. The Company's failure to file such a registration statement has led to a legal action against the Company for allegedly failing to comply with the terms of the registration rights agreement. The amount of the action is for an amount of not less than $130,000. In addition, the Company has been requested to convert $400,000 of the $1.3 million debenture into common stock of the Company.

         Based upon allegations that Bushinghall was in violation of the Agreement Management has deemed it to be in the best interest of the Company and its shareholders not to register the shares underlying the Bushinghall Note or comply with Bushinghall's request. Management has met with representatives of the debenture holder and its investment banker in an attempt to resolve the matter. However, there can be no assurances that there will be a favorable resolution to this matter. As a result of this situation the Company's management has been unable to raise the necessary capital or obtain new financing in order for it to provide the necessary cash flow to operate its subsidiaries efficiently or to make timely payments of its debt obligations. In addition, the Company is not current in its payments under certain notes issued in connection with prior acquisitions of material subsidiaries and may be in technical default under other notes. As management indicated in its June 30, 1998 10QSB, if this situation continued for a long period of time it would have a material adverse effect on the business. It was recently reported that management of the Company has entered into negotiations and signed a letter of intent to sell all of its operating divisions to Frontline Communications Corporation.

         As previously reported, the Company was advised by NASDAQ Listing Qualification Board that to continue listing of the Company's common stock on the Nasdaq SamallCap Market, it must maintain a closing bid price greater than or equal to $1.00. The Company was also informed that it does not comply with NASDAQ's net tangible assets/market capitalization/net income requirement. On October 27, 1998 NASDAQ notified the Company that its shares would be delisted effective immediately.

         Unless the Company is able to raise additional funding from financing by invested capital, bank financing or loans or other accommodation the Company will not have sufficient cash available to maintain continued business operations. In view of the delisiting of the Company's common shares from NASDAQ Small Cap Market, together with the fact that management has been unable to raise the necessary capital to fund the operations of its subsidiaries the Company recently announced the signing of a letter of intent for sale of its operating divisions to Frontline Communications Corporation, an internet service provider. Frontline Communications Corporation was incorporated in February 1997 and on May 13, 1998

                               Page 16 of 19 pages
raised $5,904,000 from the sale of 1,600,000 shares of Common Stock. Upon completion of the sale of all of the Company's operating entities, the Company will have a sizable equity investment in Frontline Communication Corporation. At this time management is exploring various possible transactions with the remaining shell company.

YEAR 2000.
----------

         The Company utilizes software and related technologies throughout its organization including its subsidiaries that will be affected by the date change in year 2000. System modifications or replacements are underway or planned which should make all significant computer systems at the Company and its subsidiaries compliant with the Year 2000. The Company existing software products held for sale may, or may not be Year 2000 compliant and the cost to make such software Year 2000 compliant might be cost prohibitive. This may have a adverse impact on the sales of certain of the Company's products. The Company has not yet determined whether its principal suppliers are year 2000 compliant. Failure by such suppliers to become Year 200 compliant could have an adverse impact on the Company.

FORWARD-LOOKING INFORMATION. Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward-looking statements and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-QSB.

PART II
-------

Item 1.  Legal Proceedings
-------

         The Company has been named a defendant in an action commenced by Bushinghall, Ltd. ("Bushinghall") in the Supreme Court in the State of New York, County of New York. Bushinghall has alleged that the Company has materially breached a registration rights agreement between the Company and Bushinghall (the "Registration Rights Agreement") by its failure to register the shares (The "Bushinghall Shares") underlying the $1.3 million 6% convertible debentures due November 30, 1999 (the "Bushinghall Notes") with the Securities and Exchange Commission. Bushinghall is seeking damages of not less than $130,000 in addition to an unstated amount of direct damages. In October 1998 Bushinghall filed a motion to amend its complaint to add claims for the Company dishonoring its request to convert debentures into the Company's common stock. In addition to damages of not less than $130,000 as noted above, Bushinghall is now seeking additional damages of not more than $250,000 as its second cause of action, additional damages to be determined by the court as its third cause of action and a sum of $330,000 plus $5,500 per day from October 8, 1998 together with interest, costs reasonalbel attorneys fees and other reflief as the Court may deem appropirate as its fourth cause of action. Management intends to vigorously defend

                               Page 17 of 19 pages
against the foregoing claim. See Management Discussion and Analysis of Financial Resources, for further discussion.

         In September 1998 the Company appealed the staff decision to delist the Company's. common shares. However, on October 27, 1998 the Company was advised by the Nasdaq Listing Qualifications Appeal Panel that the Company's securities would be delisted effective with the close of business October 27, 1998.

Item 5.  Other Information
-------

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

         The President and CEO of the Company resigned and has a claim against the Company with respect to his Employment Agreement. Discussions are underway to determine if a settlement is possible.

Item 6.
-------
                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------

a. Exhibits


         The following Exhibit is hereby filed as part of this Quarterly Report on form 10QSB:


         Exhibit No.                            Description
         -----------                            -----------

         27.1                                   Financial Data Schedule


b.       Form 8K September 10, 1998             Resignation of Registrant's
                                                Directors and Appointments of
                                                new Board members.

         Form 8K October 22, 1998               Resignation of President/CEO
                                                and appointment of an Acting
                                                President.

                               Page 18 of 19 pages

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           BYRON PREISS MULTIMEDIA COMPANY, INC.



Date    November 14, 1998                   By:/s/ James R. Dellomo
                                                   Acting President &
                                                   Chief Financial Officer






Date:   November 14, 1998                   By:/s/ Bruce Brazer
                                                   Controller

                               Page 19 of 19 pages